Form 10QSB
period 2007-11-30
Ecoland International
filed 2008-01-14
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-1388180

ECOLAND INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-3061959 (I.R.S. Employer Identification No.)

4425 Ventura Canyon Avenue, Suite 105 Sherman Oaks, California	91423
(Address of principal executive offices)	(Zip Code)

(310) 281-2571
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2007, the issuer had 44,650,000 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
	November 30 2007	May 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$3,046	$24,630
Accounts receivable	5,015	13,503
Other current assets	2,035	364

Total Current Assets	10,096	38,497

FIXED ASSETS, Net	492	653

TOTAL ASSETS	$10,588	$39,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$26,722	$2,792
Accrued liabilities - related parties	15,000	10,000
Notes payable	43,360	36,037
Notes payable - related parties	139,471	132,640

Total Current Liabilities	224,553	181,469

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	89,850	88,365
Deficit accumulated during the development stage	(348,465)	(275,334)

Total Stockholders’ Equity (Deficit)	(213,965)	(142,319)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,588	$39,150

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Month Ended
	November 30		November 30
	2007	2006	2007	2006

REVENUES	$8,582	$7,020	$10,612	$14,040

COST OF GOODS SOLD	5,011	1,513	5,715	3,025

GROSS PROFIT	3,571	5,507	4,897	11,015

EXPENSES

Depreciation and amortization	63	109	123	217
General and administrative	50,950	37,247	75,992	74,503

Total Expenses	51,013	37,356	76,115	74,720

LOSS FROM OPERATIONS	(47,442)	(31,849)	(71,218)	(63,705)

OTHER INCOME (EXPENSE)

Interest expense	5,963	(2,095)	(1,913)	(4,191)

Total Other Expenses	5,963	(2,095)	(1,913)	(4,191)

NET LOSS	$(41,479)	$(33,944)	$(73,131)	$(67,896)

BASIC LOSS PER SHARE	$(0)	$(0)	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000’s)	44,650	44,650	44,650	44,650

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.

(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by officers and directors	-	-	1,485	-	-

Net loss for the Six months ended November 30, 2007	-	-	-	-	(73,131)

Balance, November 30, 2007	44,650,000	$44,650	$89,850	$-	$(348,465)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended		For the Six Months Ended
	November 30		November 30
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(41,479)	$(33,944)	$(73,131)	$(67,896)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	58	157	161	217
Common stock issued for services	-	-	-	-
Services contributed by officers and directors	-	-	1,485	-
Changes in operating assets and liabilities Increase in accounts receivable	(3,150)	6,527	8,488	8,641
Increase in prepaid expenses and deposits	53	1,462	(1,671)	1,307
Increase in account payable and accrued expenses	23,720	(1,394)	28,930	(1,394)

Net Cash Used by Operating Activities	(20,798)	(27,192)	(35,738)	(59,125)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	-	-

Net Cash Used by Investing Activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	20,000	-	20,000
Proceeds from issuance of notes payable	9,776	3,118	7,323	3,118
Proceeds from issuance of notes payable - related parties	7,999	1,000	6,831	1,000

Net Cash Provided by Financing Activities	17,775	24,118	14,154	24,118

NET DECREASE IN CASH	(3,023)	(3,074)	(21,584)	(35,007)

CASH AT BEGINNING OF PERIOD	6,069	6,902	24,630	38,835

CASH AT END OF PERIOD	$3,046	$3,828	$3,046	$3,828

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1 - Organization And Summary Of Significant Accounting Policies

Organization of Business

The Company began operations on April 15, 2005 as Guano Distributors (PTY) Ltd. The Company was then incorporated in the State of Nevada on June 24, 2005 as Guano Distributors, Inc. The Company changed its name to Ecoland International, Inc on June 24, 2006. In May 2006, the Company amended its Articles of Incorporation to increase the authorized common stock to 500,000,000 shares and 50,000,000 of “blank check” preferred shares. In May 2005 the Company acquired certain distribution rights from Sociaf, LDA an Angolan company, pertaining to Dry Bar Cave Bat Guano.

The Company is currently in the process of formulating business and strategic plans to process, package and market the guano world wide from the deposits in Angola.

The Company has not achieved significant revenues and is a development stage company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of May 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets of five years.

Net Income Per Share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in a diluted loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for product. The Company recognizes revenue after the product has been delivered, and collection is reasonably assured.

Advertising

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.

The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Share Based Compensation

The Company follows the provisions of FAS No. 123R, “Share-Based Payment.” FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

As permitted by FAS No. 123, the Company currently accounts for share-based payments to employees and non employees using the Fair Market Value method and the Company recognizes compensation cost for employee stock options at fair market value.

Note 2 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) financing current operations with funds obtained through equity offerings, and (2) planning and streamlining distribution operations with respect to the Company’s Angolan guano supply. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Common Stock

During the year ended May 31, 2006, the Company issued a total of 20,000,000 shares to Mr. Robert Russell in payment for services. The shares were valued at $20,000 which is the estimated fair value of the services performed in connection with the formation of the Company.

During the year ended May 31, 2005, the Company issued 20,000,000 shares of common stock to Mr. David Wallace, upon the immediate exercise of a stock option granted to Mr. Wallace on May 15, 2005. The stock option was granted to Mr. Wallace as consideration for Mr. Wallace’s transfer of his ownership in Guano Distributors (PTY) Ltd. In addition, pursuant to the transfer of ownership, Mr. Wallace agreed to perform certain administrative and consulting services for the Company. These services were valued at $20,000, were performed subsequent to the transfer of ownership, and were expensed during the year ended May 31, 2006.

The Company also issued 650,000 shares for services performed by various consultants valued at $13,000 and 4,000,000 shares for cash of $80,000. The services were valued at the fair value of the shares given.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends” “anticipates,” or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three and six months ended November 30, 2007 and 2006. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended November 30, 2007 As Compared To Three Months Ended November 30, 2006

Results of Operations

Net Revenue

We generated consolidated net revenues of $8,582 for the three month period ended November 30, 2007, as compared to $7,020 for the three month period ended November 30, 2006. Net revenues continue to fluctuate as we attempt to establish the best mix of products to sell either in bulk deliveries or smaller packages.

Cost of Sales

We incurred cost of sales of $5,011 for the three month period ended November 30, 2007, as compared to $1,513 for the three month period ended November 30, 2006. This difference is as a result, as mentioned in Net Revenues, of attempts to establish the best mix of product to sell.

Gross Profit

We generated gross profit of $3,571 for the three month period ended November 30, 2007, as compared to $5,507 for the three month period ended November 30, 2006. The decrease in gross profit for this quarter when compared to the same quarter last year is due to an increase in bulk deliveries to customers (i.e., greater than one ton) as opposed to retail deliveries of smaller quantities (one kg containers).

Genera and Administrative Expenses

We incurred general and administrative expenses of $51,013 for the three month period ended November 30, 2007 as compared to $37,356 for the three month period ended November 30, 2006. General and administrative expenses in the current period increased due to our incurring significant professional charges arising from delays in registering our shares of common stock for resale with the United States Securities and Exchange Commission.

Net Income (Loss)

We had a loss before taxes of $41,479 for the three month period ended November 30, 2007 as compared to a loss before taxes of $33,944 for the three month period ended November 30, 2006.

Basic and Diluted Income (Loss) per Share

Our basic and diluted income (loss) per share for the three month period ended November 30, 2007 was $(0.00), compared to a loss per share of ($0.00) during the corresponding period ended November 30, 2006.

Six Months Period Ended November 30, 2007 As Compared To Six Months Ended November 30, 2006

Results of Operations

Net Revenue

We generated consolidated net revenues of $10,612 for the six month period ended November 30, 2007, as compared to $14,040 for the six month period ended November 30, 2006. The decrease in revenues for this period when compared to the same period last year arises as we have completed test marketing of our dry bar cave bat guano.

Cost of Sales

We incurred cost of sales of $5,715 for the six month period ended November 30, 2007, as compared to $3,025 for the six month period ended November 30, 2006.

Gross Profit

We generated gross profit of $4,897 for the six month period ended November 30, 2007, as compared to $11,015 for the six month period ended November 30, 2006. We achieved a gross profit on sales of approximately 50% which is in line with expectations and our business plan. There has been a slight decline but this is mainly due to our varying the mix of products test marketed.

General and Administrative Expenses

We incurred general and administrative expenses of $76,115 for the six month period ended November 30, 2007 as compared to $74,720 for the six month period ended November 30, 2006. General and administrative expenses in the current period increased due to our incurring significant professional charges arising from delays in registering our shares of common stock for resale with the United States Securities and Exchange Commission.

Net Income (Loss)

We had a loss before taxes of $73,131 for the six month period ended November 30, 2007 as compared to a loss before taxes of $67,896 for the six month period ended November 30, 2006.

Basic and Diluted Income (Loss) per Share

Our basic and diluted income (loss) per share for the six month period ended November 30, 2007 was $(0.00), compared to a loss per share of ($0.00) during the corresponding period ended November 30, 2006.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2007. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $42,000 in current liabilities. Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal year 2008. These operating costs include general and administrative expenses and the deployment of inventory. We anticipate raising funds through the sale of our capital stock.

Item 3. Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to Ecoland, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our board of directors.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On December 21, 2007, our registration statement Form SB-2 relating to the resale of 4,650,000 shares of our common stock by the selling stockholders identified in our prospectus. The shares were issued in a private placement of our common stock. On January 7, 2008, we registered for trading the shares of our common stock pursuant to Form 8-A12(g) with the United States Securities and Exchange Commission.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLAND INTERNATIONAL, Inc.

Dated: January 14, 2008.

	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer