Form 10-Q
period 2008-02-29
Ecoland International
filed 2008-04-10
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 333-140396

ECOLAND INTERNATIONAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4425 Ventura Canyon Avenue, Suite 105 Sherman Oaks, California	91423
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 281 2571

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February, 29, 2008:  44,650,000 shares of common stock, with a par value of $.001 per share.

i

PART I
Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
February 29, 2008 and May 31, 2007

Intentionally Left Blank.

ECOLAND INTERNATIONAL, INC.

(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	February 29,	May 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$3,016	$24,630
Accounts receivable	-	13,503
Other current assets	1,687	364

Total Current Assets	4,703	38,497

FIXED ASSETS, Net	399	653

TOTAL ASSETS	$5,102	$39,150

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$36,193	$2,792
Accrued liabilities - related parties	20,000	10,000
Notes payable	41,020	36,037
Notes payable - related parties	121,231	132,640

Total Current Liabilities	218,444	181,469

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	89,850	88,365
Deficit accumulated during the development stage	(347,842)	(275,334)

Total Stockholders' Equity (Deficit)	(213,342)	(142,319)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,102	$39,150

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.

(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					From inception on on May 31,
	For the Three Months Ended		For the Nine Months Ended		1997 Through
	February 29,		February 29,		February 29,
	2008	2007	2008	2007	2008

REVENUES	$-	$4,366	$10,612	$12,471	$42,087

COST OF GOODS SOLD	-	914	5,715	2,699	36,690

GROSS PROFIT	-	3,452	4,897	9,772	5,397

EXPENSES

Depreciation and amortization	49	82	172	299	543
General and administrative	9,818	61,019	73,810	131,711	325,249

Total Expenses	9,867	61,101	73,982	132,010	325,792

LOSS FROM OPERATIONS	(9,867)	(57,649)	(69,085)	(122,238)	(320,395)

OTHER INCOME (EXPENSES)

Interest expense	(5,010)	(7,057)	(6,923)	(10,117)	(30,947)
Foreign currency adjustment	3,500	-	3,500	-	3,500

Total Other Expenses	(1,510)	(7,057)	(3,423)	(10,117)	(27,447)

NET INCOME (LOSS)	$(11,377)	$(64,706)	$(72,508)	$(132,355)	$(347,842)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	44,650,000	44,650,000	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.

(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by officers and directors	-	-	1,485	-	-

Net loss for the nine months ended February 29, 2008	-	-	-	-	(72,508)

Balance, February 29, 2008	44,650,000	44,650	$89,850	-	$(347,842)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.

(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			From inception
			on May 31,
	For the Nine Months Ended		1997 Through
	February 28,		February 29,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007	2008

Net loss	$(72,508)	$(132,355)	$(347,842)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	172	299	104
Common stock issued for services	-	-	53,000
Other comprehensive income		2,460	1,037
Services contributed by officers and directors	1,485	-	1,485
Changes in operating assets and liabilities
Increase in accounts receivable	13,503	2,467	-
Increase in prepaid expenses and deposits	(1,241)	1,149	(1,687)
Increase in accounts payable and accrued expenses	43,401	3,794	56,193

Net Cash Used by Operating Activities	(15,188)	(122,186)	(237,710)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,687)

Net Cash Used by Investing Activities	-	-	(1,687)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	20,000	80,000
Proceeds from issuance of notes payable	4,983	104,141	41,020
Proceeds from issuance of notes payable - related parties	(11,409)	2,920	121,231

Net Cash Provided by Financing Activities	(6,426)	127,061	242,251

NET DECREASE IN CASH	(21,614)	4,875	2,854

CASH AT BEGINNING OF PERIOD	24,630	38,835	-

CASH AT END OF PERIOD	$3,016	$43,710	$2,854

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies.

Organization of Business

Ecoland began operations on April 15, 2005 as Guano Distributors, Pty Limited.  Ecoland was then incorporated in the State of Nevada on June 24, 2005 as Guano Distributors, Inc.  Ecoland changed its name to Ecoland International, Inc on June 24, 2006.  In May 2006, Ecoland amended its Articles of Incorporation to increase the authorized common stock to 500,000,000 shares and 50,000,000 of “blank check” preferred shares.  In May 2005, Ecoland acquired certain distribution rights from Sociaf, LDA, an Angolan company, pertaining to Dry Bar Cave Bat Guano.

Ecoland is currently in the process of formulating business and strategic plans to process, package and market the guano world wide from the deposits in Angola.

Ecoland has not achieved significant revenues and is a development stage company.

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of February 29, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash Equivalents

Ecoland maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

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

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Ecoland, unless the effect is to reduce a loss or increase earnings per share.  Ecoland had no potential common stock instruments which would result in a diluted loss per share.  Therefore, diluted loss per share is equivalent to basic loss per share.

Revenue Recognition

Ecoland recognizes revenue on an accrual basis as it invoices for product.  Ecoland recognizes revenue after the product has been delivered, and collection is reasonably assured.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  Ecoland does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Ecoland does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and Ecoland is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.

The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  Management believes the adoption of this statement will have no immediate impact on Ecoland’s financial condition or results of operations.

Share Based Compensation

Ecoland follows the provisions of FAS No. 123R, “Share-Based Payment.”  FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

As permitted by FAS No. 123, Ecoland currently accounts for share-based payments to employees and non employees using the Fair Market Value method and Ecoland recognizes compensation cost for employee stock options at fair market value.

Note 2 - Going Concern.

Ecoland’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Ecoland has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of Ecoland to continue as a going concern is dependent upon Ecoland obtaining adequate capital to fund operating losses until it becomes profitable.  If Ecoland is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, Ecoland will need, among other things, additional capital resources.  Management’s plans to obtain such resources for Ecoland include:

•	Financing current operations with funds obtained through equity offerings, and

•	Planning and streamlining distribution operations with respect to Ecoland’s Angolan guano supply.

However, management cannot provide any assurances that Ecoland will be successful in accomplishing any of its plans.

The ability of Ecoland to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if Ecoland is unable to continue as a going concern.

Note 3 - Common Stock.

During the year ended May 31, 2006, Ecoland issued a total of 20,000,000 shares to Mr. Robert Russell in payment for services.  The shares were valued at $20,000 which is the estimated fair value of the services performed in connection with the formation of Ecoland.

During the year ended May 31, 2005, Ecoland issued 20,000,000 shares of common stock to Mr. David Wallace, upon the immediate exercise of a stock option granted to Mr. Wallace on May 15, 2005.  The stock option was granted to Mr. Wallace as consideration for Mr. Wallace’s transfer of his ownership in Guano Distributors (PTY) Ltd.  In addition, pursuant to the transfer of ownership, Mr. Wallace agreed to perform certain administrative and consulting services for Ecoland.  These services were valued at $20,000, were performed subsequent to the transfer of ownership, and were expensed during the year ended May 31, 2006.

Ecoland also issued 650,000 shares for services performed by various consultants valued at $13,000 and 4,000,000 shares for cash of $80,000.  The services were valued at the fair value of the shares given.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Concerning Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends” “anticipates,” or similar expressions.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three and nine months ended February 29, 2008 and 2007.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended February 29, 2008 as Compared to Three Months Ended February 28, 2007.

Results of Operations

Net Revenue

We did not generate any sales revenue during the three month period ended February 29, 2008, as compared to $4,366 for the three month period ended February 28, 2007.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  Revenue is also affected by seasonality, that is to say sales will differ between summer and winter in the target markets.

Cost of Sales

There were no cost of sales for the three month period ended February 29, 2008.  We incurred cost of sales of $914 for the three month period ended February 28, 2007.

Gross Profit

The gross profit for the three month period ended February 29, 2008, was in line with revenue generation at zero.  We generated gross profit of $3,452 for the three month period ended February, 28, 2007.  The decrease in gross profit can be attributed to the change in our emphasis on establishing links with established distributors who can achieve a higher level of market penetration of our product rather than attempting to perform this in house.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $9,818 for the three month period ended February 29, 2008 as compared to $61,019 for the three month period ended February 28, 2007.  General and administrative expenses in the current period decreased significantly as we no longer needed to incur significant professional charges arising from registering the sale of the shares of our common stock, which was achieved on December 21, 2007.

Net Income (Loss)

We had a loss before taxes of $11,377 for the three month period ended February 29, 2008, as compared to a loss before taxes of $64,706 for the three month period ended February 28, 2007.  The loss before taxes in the period ending February 29, 2008 was impacted by an operating expense of $9,867 and interest expense of $5,010, partially offset by a foreign currency adjustment of $3,500, arising from fluctuations in the USD/ZAR exchange rate.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended February 29, 2008 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2007.

Nine Months Period Ended February 29, 2008 as Compared to Nine Months Ended February 28, 2007.

Results of Operations

Net Revenue

We generated consolidated net revenues of $10,612 for the nine month period ended February 29, 2008, as compared to $12,471 for the nine month period ended February 28, 2007.  The decrease in revenues for this period when compared to the same period last year arises as we have completed test marketing of the product and now seek to establish a greater volume of sales through establishing a network of established distributors in the fertilizer sector.

Cost of Sales

We incurred cost of sales of $5,715 for the nine month period ended February 29, 2008, as compared to $2,699 for the nine month period ended February 28, 2007.

Gross Profit

We generated gross profit of $4,897 for the nine month period ended February 29, 2008, as compared to $9,772 for the nine month period ended February 28, 2007.  We achieved a gross profit on sales of approximately 50% which is in line with expectations and the business plan.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $73,810 for the nine month period ended February 29, 2008 as compared to $131,711 for the nine month period ended February 28, 2007.  General and administrative expenses have declined in the review period as significant professional charges arising from registering the sale of the shares of our common stock, which was achieved on December 21, 2007, were less than previously incurred.

Net Income (Loss)

We had a loss before taxes of $72,508 for the nine month period ended February 29, 2008 as compared to a loss before taxes of $132,355 for the nine month period ended February 28, 2007.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the nine month period ended February 29, 2008 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2007.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2007.  We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $219,000 in current liabilities.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2008/9.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the nine months ended February 29, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

See Item 4(T) below.

Item 4(T).	Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART II
Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
__________
*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLAND INTERNATIONAL, INC.

Date: April 10, 2008.
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	April 10, 2008