Form 10-K
period 2008-05-31
Ecoland International
filed 2008-09-15
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 333-140396

ECOLAND INTERNATIONAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4909 West Joshua Boulevard, Suite 1059 Chandler, Arizona	85226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 882-8771

Securities registered pursuant to Section 12(b) of the Act:	None
(Title of class and name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:	Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $93,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 15, 2008: 44,650,000.

Documents incorporated by reference: None.

i

PART I

Item 1.	Business.

Overview

Ecoland International, Inc. is in the business of developing Dry Bar Cave Bat Guano from deposits in Angola/Mozambique as an organic fertilizer for use in organic farming.

Dry bar cave bat guano is distinct among all other organic fertilizers, as it is broken down over many years by the microbial activity that is indigenous to the dark, humid environment found inside caves. This biological process results in a stable, natural, odorless fertilizer. Dry bar cave bat guano contains live microbial flora, which when incorporated in the soil, acts on the organic matter to make nutrients available to the plants. The nutrients found in dry bar cave bat guano are the same that are artificially added to modern chemical fertilizer, including nitrogen, phosphates, potassium, calcium and magnesium. As an added bonus, bat guano also contains other beneficial trace elements that are non-chemical and are naturally occurring through the breakdown process, with no man-made interventions. The dry bar cave bat guano is so called because the guano comes from insect eating bats and is found in a dry form in caves.

With the expansion of organic farming, and the increased demand for organically grown fruits and vegetables from consumers in South Africa, Europe, and the United States, bat guano fertilizer is once again becoming a valuable commodity. We believe the dry bar bat guano found on the Sociaf (See History for Angolan connection) properties in Angola is some of the freshest dry bar cave bat guano in the world, since the guano has not been used for any purpose for over a quarter of a century, when it was first discovered.

Dry Bar Cave Bat Guano is a natural product and contains no synthetic chemicals used in general fertilizers and so is suited to organic farming that requires only naturally occurring products be used to produce organic crops.

The guano is in effect re-discovered and exists in sufficient quantities to make commercial exploitation viable in terms of selling a value added product. Dry bar cave bat guano cannot be manufactured and its usage is dependent upon finding new guano deposits or managing existing deposits.

The dry bar cave bat guano which we have a license to distribute is considered a slow release fertilizer, which saves valuable time and money for farmers, since the use of it helps avoid multiple fertilizer applications.

History

David Wallace, our chief executive officer, chief financial officer and sole director, on April 15, 2005 formed Guano Distributors (Pty) Ltd., a South African registered company; for the purpose of selling dry bar cave bat guano. Business operations commenced on April 15, 2005. On May 15, 2005, Mr. Wallace, in exchange for an option granted by our board of directors to acquire 20,000,000 shares of our common stock, agreed to transfer all of his ownership interest in Guano Distributors (Pty) Ltd. to Guano Distributors, Inc., a Nevada corporation, which was incorporated by Robert Russell on June 24, 2005.

Inasmuch as Mr. Russell owned 20,000,000 shares of our common stock, which he acquired in exchange for $20,000 worth of services, Messrs. Wallace and Russell equally owned all of the shares of our issued and outstanding common stock after the transfer by Mr. Wallace of his ownership interest in Guano Distributors (Pty) Ltd. and the exercise of his options on May 15, 2005, in exchange for services valued at $20,000.

On May 18, 2006, we amended our articles of incorporation to increase our authorized common stock from 25,000,000, par value $0.001 per share to 500,000,000 shares and to further authorize the issuance of 50,000,000 shares of preferred stock, par value $0.001 per share. On June 28, 2006, we further amended our articles of incorporation to change the name of Guano Distributors, Inc. to Ecoland International, Inc., in order to avoid confusion with the name of our subsidiary, Guano Distributors (Pty) Ltd., with the parent company. There were no management changes at that time. However, Mr. Russell resigned as an officer and director of Ecoland on November 4, 2006 in order to pursue other personal interests. Mr. Russell desired to leave a fully-dedicated management team in place to further develop our business.

Asset Sale Agreement. On May 15, 2005, Guano Distributors, Inc, a to be formed Nevada corporation, Guano Distributors (Pty) Ltd., a South African limited company, and David Wallace executed an Asset Sale Agreement whereby Guano Distributors, Inc. acquired all the outstanding capital stock of Guano Distributors (Pty) Ltd. owned by Mr. Wallace in exchange for the assumption of all associated debts and liabilities of Guano Distributors (Pty) Ltd., an option to purchase 20,000,000 shares of our common stock at $0.001 per share discussed above, and appointment of Mr. Wallace to our board of directors.

On May 11, 2005, Guano Distributors (Pty) Ltd. executed two non-exclusive letter agreements with Sociaf, LDA, an Angolan company, which provided Ecoland with the non-exclusive right to distribute Sociaf’s dry bar cave bat guano in the United States, Europe, South Africa, Asia and the Middle East. Our distribution rights have a lifespan of three years beginning May 11, 2005, and are renewable for three year periods thereafter, upon agreement by the parties. Our pre-existing distribution rights for Africa continued, even though not mentioned in the written May 11, 2005 letter agreements.

Sociaf, which was established in 1989, has a license from the Angolan government to an estimated 350,000 tons of dry bar cave bat guano in 54 caves located on the properties in which Ecoland’s distribution rights are held. Sociaf had conducted limited operations in Angola since its inception, mostly selling dry bar cave bat guano regionally in Angola. However, Sociaf had difficulty in developing any significant market for its dry bar cave bat guano due to a lack of capital, management expertise and the very restrictive business environment in Angola in which it operates.

Consequently, in 2002, Derek Coburn and David Wallace, our chief executive officer, chief financial officer and sole director, were invited by the controlling owners of Sociaf to provide consulting services for the purpose of overcoming the many obstacles in the business environment in Angola, and to help expand the business.

In August 2003, Messrs. Coburn and Wallace completed a business plan that involved implementation of selling dry bar cave bat guano into the South African market. The business plan identified that the best potential for the guano would be to export it out of Angola to countries that had developed markets for the product, mainly the United States and Europe. Messrs. Coburn and Wallace determined that since the Angolan economy is not very sophisticated by First World standards, it would be possible to achieve a higher price and sales volumes for the bat guano by exporting it and adding value to the raw material by packaging the product and selling it under the brand name “Ecoland Guano.”

We currently market and sell the dry bar cave bat guano, which we are licensed to distribute, in Europe, mainly the United Kingdom, and in South Africa. The logistics of distribution have been arranged in such a way that the bat guano is transported, using local trucking contractors, to shipping ports in Angola, and shipped via cargo ships. There are no contracts between Ecoland and shipping lines, presently. However, we intend to approach shipping lines to obtain contracts once sufficient volume of bat guano sales has been achieved.

At present the guano is extracted from the caves where it is subject to screening to remove any extraneous items from the guano, such as stones and wood. The guano is then packaged into woven polypropylene bags and loaded into containers that are shipped to South Africa. Although Ecoland does not own the bat guano deposits, we are involved with Sociaf in terms of extracting the guano to ensure the extraction is performed in an environmentally friendly manner to preserve the bats environment and the long-term sustainability of supply.

In summary, as part of our business plan and current operations, we are developing existing channels and exploring new channels to expand our current business both within South Africa and into other First World markets.

Industry Overview

Market Analysis

Ecoland intends to target markets in South Africa, Europe, the United Kingdom, and the United States. The market size for garden fertilizers in Germany, France and the U.K. is estimated to be over almost $1.93 billion per year alone. See, The Focus Wickes Gardening Monitor: April 2004, page 78 for size of UK garden market. “The French Market for Garden Supplies,” UK Department of Trade and Industry, July 2004, page 4. and “The German Market for Lawn and Garden Supplies,” US Commercial Service, Germany, July 2005, page 2.

In a 1986 survey carried out by the Council for Scientific and industrial Research (CSIR), as quoted in the Fertilizer Handbook of the Fertilizer Society of South Africa (FSSA, 2003), it is estimated that approximately 350,000 tons of chicken manure are generated in various forms, most of which was used as fertilizer at the time. Cattle feedlots also generate considerable quantities of manure. The same survey estimates that 75,000 tons of composted cattle manure was sold as fertilizer. See, Fertilizer use by crop in South Africa, discussed in http://www.fao.org/docrep/008/y5998e/y5998e08.htm - bm08.3. There is no established market for bat guano in South Africa. Consequently, there are no statistics or national accounts to estimate the size of the market there. Though there is a market for natural fertilizers as witnessed by the use of other animal by-product fertilizers.

The size of the market in the U.S.A. for organic fertilizers is unknown however the demand for organically produced foods has been increasing at 20% per years since 2004 when the market size was $10.4 Billion, according to the Organic Trade Association.

Competition

The worldwide market for organic fertilizers is limited more by supply than it is by demand and as fossil fuel prices continue to rise, so will the price of fossil fuel based fertilizers. That is, for the energy required to produce chemical based fertilizers, such as nitrogen and the by-products of fossil fuel processing, comparative analyses of organic farming show that it requires about half the amount of energy to produce the same quantity of food. Source, http://www.energybulletin.net/19160.html.

In our opinion, the implication is that the demand for organic fertilizers will increase in the coming years as fossil fuels run out and prices rise. Bat guano is harvested and sold around the world in small quantities by a variety of import/export companies. In the opinion of management, relatively little competition exists, at least in the United Kingdom and in South Africa as there is no developed bat guano market. With the organic foods boom in all of the markets we are targeting, there appears to be an ample market for our bat guano fertilizer. This has been established by our own research in these two markets.

Within the United States the situation is different as there is a developed market for bat guano. However, the restriction is on supply.

Our advantage is access to a significant supply that can be sold in bulk or in smaller packages as a value added product.

Sales & Marketing/Customers

The Company continues to research markets for customers and distributors for “Ecoland” Bat Guano and although there has been limited success in selling the product in the United Kingdom, the Company continues to be limited in its marketing and sales objectives by a lack of working capital.

Regulation

In order to import the guano into South Africa, an import permit is required which requires that the guano be registered with the Department of Agriculture as a fertilizer pursuant to South African law, Act 36 of 1947. We possess the requisite permit that registers our bat guano as a Group 2 fertilizer. Once the guano is in South Africa, it is then repackaged according to customer requirements both for the local market and for the export market.

Ecoland bat guano is exported to the United Kingdom where it is subject, in terms of European Union Regulations, to a search at the port of entry. Once the guano has entered into the European Union it can then be transported to any country within the EU free of any further customs or veterinary checks. We regularly export to the United Kingdom and have satisfied these regulatory requirements.

Organic legislation started in Europe in 1991 with EU Regulation 2092/91. The United Kingdom translated the regulation into its own national legislation the following year, known as the UK Organic Products Regulation. These laws specify how organic food is produced, processed and packaged, in order to qualify for the description “organic.” Organic farming was defined as a way of growing crops without utilizing artificial pesticides or fertilizers. Unfortunately, this legislation only covered crop products (fruit, vegetables, and cereals) initially, but in August 1999, the EU organic regulations were extended to cover livestock production (meat, eggs, poultry, and dairy products), with the U.K. following suit the same year.

We are at present investigating the requirements to import the product into the United States of America.

Patents, Trademarks and Copyrights

We do not have any patents, trademarks or copyrights but do market the product under the brand name “Ecoland”

Employees

As of August 31, 2008, the company had one fulltime employee. Mr. DA. Wallace who has been retained to implement the shareholder objective of obtaining a ticker symbol.

Research and Development Costs

The company has incurred development losses in its efforts to establish a market for the Dry Bar Cave Bat Guano since inception and these are reflected in the Financial Statements in this report.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our administrative offices were previously located at 4425 Ventura Canyon Avenue, Suite 105, Sherman Oaks, California 91423.

This has now been changed to 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226. This space is being utilized on a temporary basis free of charge to save costs. There is no guarantee that this arrangement will continue.

Item 3.	Legal Proceedings.

We are not engaged in any litigation, and are unaware of any material claims or complaints that could result in future litigation.

We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of the date of this annual report, the shares of our common stock are not quoted for sale on any public market. We currently have 44,650,000 shares of our common stock issued and outstanding, which are held of record and beneficially owned by 49 persons.

Dividend Policy

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends on common stock in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations. The Company has not paid any dividends in the past several years.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our "Risk Factors" section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Year Ended May 31, 2008 as Compared to the Year Ended May 31, 2007

Net Revenues

Net revenues for the year ended May 31,2008 were $14,676 compared to $21,014 for the year ended May 31, 2007. The company has been unable to increase net revenues over the comparative period due to a reduced sales and marketing effort brought about through a lack of working capital that has also affected the stock of Guano available for sale.

Cost of Goods Sold

Cost of sales for the year ended May 31, 2008 were $7,928 compared to $9,918 for the year ended May 31, 2007. The decline in the cost of goods sold is in due to the decline in net revenues. The Gross profit percentage was 45.9% for the period compared to 52.8% for the period ended May 31, 2007. This decline can be attributed to a change in the mix of good sold from mainly our small 1kg (+/-2.2 lb) “Ecoland Guano” packages in 2007 to 25 Kg (+/-50lb) bags in 2008. The gross margins on the two sizes differ because of the different weights.

Operating Expenses

Operating expenses for the year ended May 31, 2008 was $61,146 compared to $145,913 for the year ended May 31, 2007. This decrease was due in part to a decrease in general and administrative expenses in the amount of $84,505 ($61,146 for the year ended May 31, 2008 compared to $145,651 for the year ended May 31, 2007), primarily attributed to a decline in Legal and accounting fees. These fees were incurred while registering our prospectus with the Securities and Exchange Commission, our SB-2 was registered on December 21, 2007.

Amortization at $226 for the period ended May 31, 2008 was similar to May 31, 2007 at $262 and reflects that no capital expenditure took place during the year.

Interest expense for the period ending May 31, 2008 $21,547 compared to $22,957 for May 31, 2007. The level of interest bearing debt in the company remained substantially the same over the period.

Net Loss

Net loss for the year ended May 31, 2008 was $76,171 compared to $157,774 for the year ended May 31, 2007. This change was due primarily to a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of May 31, 2008, our current assets were $4,748 and current liabilities were $221,090. Our stockholder's deficit at May 31, 20087 was $216,005. We had a net usage of cash by operating activities for the twelve months periods ended May 31, 2008 and 2007 of $24,617 and $14,205 respectively.

We had net cash provided by financing activities of $136,560 for the period ending May 31, 2007 however had to notes payable during the period ended May 31, 2008 of ($20,089). The company has been unable to raise funds through the issue of shares or through borrowings primarily due to its failure to meet initial Shareholder objectives of obtaining a listing on the Nasdaq Bulletin Board. These delays have been due to extensive reviews by the respective controlling authorities in line with the normal course of business.

Material Agreements

Pursuant to our non-exclusive letter agreements with Sociaf, we acquired the non-exclusive right to distribute the dry bar cave bat guano controlled by Sociaf in the United States, Europe, Asia, and the Middle East. The term of each agreement is from the date of execution until May 11, 2008 and is renewable subject to written approval by both parties within 30 days prior to May 11, 2008. Our pre-existing distribution rights for Africa, which included South Africa, continued even though not mentioned in the written May 11, 2005 letter agreements.

We have notified Sociaf Lda of our intention to continue with the agreement and are in discussions with them at present to extend this agreement.

Critical Accounting Policies

The preparation of Ecoland’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Ecoland bases estimates and judgments on historical experience and on various other assumptions management believes to be reasonable under the circumstances. Future events, however, may differ markedly from current expectations and assumptions. While there are a number of significant accounting policies affecting Ecoland’s consolidated financial statements, management believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Accounts Receivable. Accounts receivable balances are stated net of allowances for doubtful accounts. Ecoland records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, Ecoland takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and historical activity. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in operating expenses in Ecoland’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

Inventories. Inventories, consisting primarily of nutritional, health, beauty products, and beverages, are stated at cost computed by the first-in, first-out (FIFO) method of accounting.

Long-Lived Assets. Ecoland records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs.

Through Ecoland’s acquisition activities, intangible assets have been recorded in the financial statements. Ecoland performs annual impairment testing annually of its intangible assets under the provisions of statement of Financial Accounting Standards No. 142, using the expected present value technique as provided for by FASB Concepts Statement No. 7 “Using Cash Flow Information and Present Value In Accounting Measurements.”

Revenue Recognition. Ecoland’s revenues are recognized when products are shipped or delivered to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. Ecoland has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104. Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectability is reasonably assured.

Stock-based Compensation. SFAS No. 123(R), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by Ecoland to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which Ecoland issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. Ecoland utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of Ecoland’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. Ecoland does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Ecoland does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

Ecoland is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Ecoland is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. Ecoland is currently evaluating the potential impact, if any of EITF 07-1 on its financial statements.

In March of 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 Accounting for Derivative Instruments and Hedging Activities. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Ecoland does not expect the adoption of this statement to have an impact on its financial statements.

Off-Balance Sheet Arrangements

Ecoland does not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-11.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).	Controls and Procedures.

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

This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The registrant’s directors and executive officers are:

Name	Age	Position	Position Held Since
David A. Wallace	44	Chief Executive Officer, Chief Financial Officer and Director	2005

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. Our current board of directors consists of one director. There are no arrangements or understandings between any of our directors and any other person pursuant to which he was or is to be selected as a director or nominee for director.

The foregoing notwithstanding, except as otherwise provided in a certificate or any resolution or resolutions of the board designating a series of our preferred stock, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board designating a series of our preferred stock, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors. Officers are elected annually by the directors. There are no family relationships among our directors and officers. There are no arrangements or understandings between any of our officers and any other person pursuant to which he was or is to be selected as an officer.

We may employ additional management personnel, as our board of directors deems necessary. We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

A description of the business experience during the past five years for each of the directors and executive officers of the registrant is set forth below.

Mr. Wallace graduated from the University of Cape Town, South Africa, with a Bachelors of Business Science and Bachelors of Commerce. Mr. Wallace is a chartered accountant and belongs to the South African Institute of Chartered Accountants. His trade experience comes from living in Hong Kong and Thailand. He also has extensive networking contacts in Asia and Russia, where he ran his own import/export company. From March 2005 to the date of this prospectus, Mr. Wallace was the managing director of our wholly-owned subsidiary, Guano Distributors (Pty) Ltd. and the chief executive officer, chief financial officer and director of Ecoland. From June 2004 until February, 28, 2005, he was a consultant to Sociaf’s export development project. From April 2004 until May 31, 2005, he was employed by Ice Blue Solutions Ltd. located in the United Kingdom, performing financial management for a software development company. From 1997 to March 2004, he was a director of Covco (Hong Kong) Limited, and was involved in sourcing safety products from countries in the Far East, mainly China, for export to Europe.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from such persons, we believe that all Section 16(a) filing requirements were complied with in the fiscal year ended March 31, 2008.

Committees of the Board of Directors

The registrant’s board of directors has not created any standing compensation, nominating, finance, executive, or audit committees. All of such functions are handled by the board.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, where those changes were implemented after the registrant last provided disclosure in response to the requirements of this Item.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Ecoland International, Inc., 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors. Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that is addressed to members of the board and request copies of such correspondence.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer. The code, a copy of which is filed as an exhibit to this annual report, provides as follows:

•
Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

•
Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

•
Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

•
Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

•
Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors. Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We will provide to any person without charge, upon request, a copy of our Code of Ethics. Any such request should be directed to our corporate secretary at 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226, telephone (602) 882-8771.

Item 11.	Executive Compensation.

Summary of Cash and Certain Other Compensation

At present we have only one executive officer. The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

•	A base salary;

•	A performance bonus; and

•	Periodic grants and/or options of our common stock.

Base Salary. Our chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus. A portion of each officer’s total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation.

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended May 31, 2007 and 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
David A. Wallace (1)	2008	$18,000	$0	$0	$0	$0	$0	$0	$18,000
	2007	$18,000	$0	$0	$0	$0	$0	$0	$18,000

(1) Our chief executive officer and chief financial officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, May 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David A. Wallace (1)	0	0	0	0	0	0	0	0	0

(1)	Our chief executive officer and chief financial officer.

Director Compensation

The following table provides concerning the compensation of our directors as of the end of our last completed fiscal year, May 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David A. Wallace (1)	0	0	0	0	0	0	0

(1) Our chief executive officer and chief financial officer.

Employment Agreements

We do not currently have employment agreements with any of our employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 15, 2008, information concerning ownership of our voting securities by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

	Common Shares Beneficially Owned (2)		Preferred Shares Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
David A. Wallace (3)	20,000,000	44.8	20,000,000	44.8
Capital Sense Limited	20,000,000	44.8	20,000,000	44.8
All directors and executive officers as a group (one person)	20,000,000	44.8	20,000,000	44.8

(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Ecoland International, Inc., 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of August 15, 2008, 44,650,000 shares of our common stock were issued and outstanding.
(3)	Mr. Wallace is our chief executive officer and chief financial officer.

Changes in Control

Other as stated above:

•	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant; and

•	There are no arrangements or understandings with respect to election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Moore & Associates, Chartered for professional services rendered for the audits of our consolidated financial statements for the years ended May 31, 2007 and 2008 and for the reviews of the financial statements included in our quarterly report on Form 10-Q during 2008, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years for the fiscal years ended May 31, 2007 and May 31, 2008 were $6,000 and $5,250, respectively.

Audit-Related Fees

The fees billed by Moore & Associates, Chartered in each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our audited financial statements, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2007 and May 31, 2008 were $750 and $6,600, respectively. These fees related to our registration statement on Form SB-2 and generally consisted of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees

There were no fees billed by Moore & Associates, Chartered for tax compliance services for review of federal and state tax returns, tax advice and planning, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2007 and May 31, 2008.

Financial Information Systems Design and Implementation Fees

There were no fees billed by Moore & Associates, Chartered for professional services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X for our fiscal years ended May 31, 2007 and May 31, 2008.

All Other Fees

There were no other fees billed by Moore & Associates, Chartered, for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees and Tax Fees.

Our board of directors considers the provision of these services to be compatible with maintaining the independence of Moore & Associates, Chartered. In the past, our board of directors has reviewed and approved the fees to be paid to Moore & Associates, Chartered. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. We believe that the fees negotiated in the past with the auditors were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

Intentionally Left Blank.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements. The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-11.

(b) Exhibits.

Exhibit No.	Identification of Exhibit
14*	Code of Ethics.
23.1*	Consent of Experts
31.1*	Certification of David A. Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David A. Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David A. Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David A. Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLAND INTERNATIONAL, INC.

Date: September 15, 2008.

	By	/s/ David A. Wallace
David A. Wallace, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Wallace	Chief Executive Officer and Chief Financial Officer	September 15, 2008

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

May 31,
2008
ASSETS

CURRENT ASSETS

Cash	$13
Accounts receivable	4,735
Other current assets	-

Total Current Assets	4,748

FIXED ASSETS, Net	337

TOTAL ASSETS	$5,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$52,592
Accrued liabilities - related parties	20,000
Notes payable	37,814
Notes payable - related parties	110,684

Total Current Liabilities	221,090

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	44,650
Additional paid-in capital	90,850
Deficit accumulated during the development stage	(351,505)

Total Stockholders' Equity (Deficit)	(216,005)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,085

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			From inception
			on April 15,
	For the Years Ended		2005 Through
	May 31,		May 31,
	2008	2007	2008

REVENUES	$14,676	$21,014	$46,151

COST OF GOODS SOLD	7,928	9,918	38,903

GROSS PROFIT	6,748	11,096	7,248

EXPENSES

Depreciation and amortization	226	262	597
General and administrative	61,146	145,651	312,405

Total Expenses	61,372	145,913	313,002

LOSS FROM OPERATIONS	(54,624)	(134,817)	(305,754)

OTHER INCOME (EXPENSES)

Interest expense	(21,547)	(22,957)	(45,751)

Total Other Expenses	(21,547)	(22,957)	(45,751)

NET INCOME (LOSS)	$(76,171)	$(157,774)	$(351,505)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by officers and directors	-	-	2,485	-	-

Net loss for the year ended May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	$44,650	$90,850	$-	$(351,505)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on April 15,
	For the Years Ended		2005 Through
	May 31,		May 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(76,171)	$(157,774)	$(351,505)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	226	763	1,098
Common stock issued for services	-	-	53,000
Other comprehensive income		0	0
Services contributed by officers and directors	2,485	-	2,485
Changes in operating assets and liabilities
Increase in accounts receivable	8,768	(4,717)	(4,735)
Increase in prepaid expenses and deposits	364	943	-
Increase in accounts payable and accrued expenses	59,800	10,020	75,592

Net Cash Used by Operating Activities	(4,528)	(150,765)	(224,065)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	20,000	80,015
Proceeds from issuance of notes payable	(3,206)	17,737	32,831
Proceeds from issuance of notes payable - related parties	(16,883)	98,823	112,757

Net Cash Provided by Financing Activities	(20,089)	136,560	225,603

NET DECREASE IN CASH	(24,617)	(14,205)	13

CASH AT BEGINNING OF PERIOD	24,630	38,835	-

CASH AT END OF PERIOD	$13	$24,630	$13

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

The Company began operations on April 15, 2005 as Guano Distributors, Pty. The Company was then incorporated in the State of Nevada on June 24, 2005 as Guano Distributors, Inc. The Company changed its name to Ecoland International, Inc on June 24, 2006. In May 2006, the Company amended its Articles of Incorporation to increase the authorized common stock to 500,000,000 shares and 50,000,000 of “blank check” preferred shares. In May 2005 the Company acquired certain distribution rights from Sociaf, LDA an Angolan company, pertaining to Dry Bar Cave Bat Guano.

The Company is currently in the process of formulating business and strategic plans to process, package and market the guano worldwide from the deposits in Angola.

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of May 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue recognition

Revenue from product sales is recognized when shipped, FOB shipping point and accepted by the customer without right of return. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold.

Advertising

The Company has incurred no advertising costs since inception. At such time the Company commences advertising activities, such costs will be expensed as incurred.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of:

	May 31,	May 31,
	2008	2007
Deferred tax assets
NOL Carryover	$114,218	$84,511

Valuation allowance	(114,218)	(84,511)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the periods ended:

	May 31,	May 31,
	2008	2007

Book income (loss)	$(29,707)	$(61,532)
Common stock issued for services	-	-
Foreign subsidiary losses	-	-
Valuation allowance	38,990	61,532

	$-	$-

At May 31, 2008, the Company had net operating loss carry forwards of approximately $177,000 that may be offset against future taxable income through the year 2028. No tax benefit has been reported in the May 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 3 - COMMON STOCK

During the year ended May 31, 2006, the Company issued 20,000,000 shares to Mr. Robert Russell in payment for services valued at $20,000, which is the estimated fair value of the services performed. The Company also issued 650,000 shares for services performed by various consultants valued at $13,000 and 4,000,000 shares for cash of $80,000. The services were valued at the fair value of the shares given.

During the year ended May 31, 2005, the Company issued 20,000,000 shares of common stock to Mr. David Wallace, upon the immediate exercise of a stock option granted to Mr. Wallace on May 15, 2005. The stock option was granted to Mr. Wallace as consideration for Mr. Wallace’s transfer of his ownership in Guano Distributors (PTY) Ltd. In addition, pursuant to the transfer of ownership, Mr. Wallace agreed to perform certain administrative and consulting services for the Company. These services were valued at $20,000, were performed subsequent to the transfer of ownership, and were expensed during the year ended May 15, 2006.

NOTE 4 -  NOTES PAYABLE

At May 31, 2008, the Company had notes payable totaling $37,814. Included in this amount are three notes payable to unrelated entities. The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

NOTE 5 -  NOTES PAYABLE – RELATED PARTIES

At May 31, 2008, the Company had notes payable to related parties totaling $110,684. These notes are payable to various officers and directors of the Company. Each note is due on demand and accrues interest at a rate of 8.0% per annum.