Form 10-Q
period 2008-08-31
Ecoland International
filed 2008-10-29
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 333-140396

ECOLAND INTERNATIONAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4909 W. Joshua Blvd., Suite 1059, Chandler, Arizona 85226	91423
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 882-8771

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2008: 44,650,000 shares of common stock, with a par value of $.001 per share.

PART I

Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
May 31, 2008 and August 31, 2008

Intentionally Left Blank.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	August 31,	May 31,
	2008	2008

CURRENT ASSETS

Cash	$9,400	$13
Accounts receivable	-	4,735
Other current assets	-	-

Total Current Assets	9,400	4,748

FIXED ASSETS, Net	-	337

TOTAL ASSETS	$9,400	$5,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$53,789	$52,592
Accrued liabilities - related parties	20,000	20,000
Notes payable	66,209	37,814
Notes payable - related parties	100,000	110,684

Total Current Liabilities	239,998	221,090

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized,
at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001
par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	90,850	90,850
Deficit accumulated during the development stage	(366,098)	(351,505)

Total Stockholders' Equity (Deficit)	(230,598)	(216,005)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$9,400	$5,085

The accompanying notes are an integral part of these consolidated financial statements.

(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months		From inception on May 31,
	Ended		1997 Through
	August 31,		August 31,
	2008	2007	2008

REVENUES	$-	$2,030	$46,151

COST OF GOODS SOLD	-	704	38,903

GROSS PROFIT	-	1,326	7,248

EXPENSES

Depreciation and amortization	337	60	933
General and administrative	7,510	25,056	319,916

Total Expenses	7,847	25,116	320,849

LOSS FROM
OPERATIONS	(7,847)	(23,790)	(313,601)

OTHER INCOME
(EXPENSES)

Interest expense	(6,746)	(7,876)	(52,497)

Total Other
Expenses	(6,746)	(7,876)	(52,497)

NET INCOME (LOSS)	$(14,593)	$(31,666)	$(366,098)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES OUSTANDING	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for
services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for
cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for
services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended
May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on
subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended
May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by
officers and directors	-	-	2,485	-	-

Net loss for the year ended
May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	44,650	90,850	-	(351,505)

Net loss for the period ended
August 31, 2008 (unaudited)	-	-	-	-	(14,593)

Balance, August 31, 2008	44,650,000	$44,650	$90,850	$-	$(366,098)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on May 31,
	For the Three Months Ended		1997 Through
	August 31,		August 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,593)	$(31,666)	$(366,098)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	337	60	1,435
Common stock issued for services	-	-	53,000
Services contributed by officers and directors	-	1,485	2,485
Changes in operating assets and liabilities
Increase in accounts receivable	4,735	11,638	-
Increase in prepaid expenses and deposits	-	(1,637)	-
Increase in accounts payable and accrued expenses	1,197	5,210	76,789

Net Cash Used by Operating Activities	(8,324)	(14,910)	(232,389)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	28,395	-	61,226
Proceeds from issuance of notes payable - related parties	(10,684)	(3,651)	102,073

Net Cash Provided by (Used In)
Financing Activities	17,711	(3,651)	243,314

NET DECREASE IN CASH	9,387	(18,561)	9,400

CASH AT BEGINNING OF PERIOD	13	24,630	-

CASH AT END OF PERIOD	$9,400	$6,069	$9,400

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of August 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 3 -  NOTES PAYABLE

At August 31, 2008, the Company had notes payable totaling $66,209. Included in this amount are four separate notes payable to unrelated entities. The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

NOTE 4 -  NOTES PAYABLE - RELATED PARTIES

At August, 2008, the Company had notes payable to three related parties totaling $100,000. These notes are payable to various officers and directors of the Company. Each note is due on demand and accrues interest at a rate of 8.0% per annum.

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

The discussion and financial statements contained herein are for the three months ended August 31, 2008 with the three months ended August 31, 2007. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended August 31, 2008 as Compared to Three Months Ended August 31, 2007.

Results of Operations

Net Revenue

We did not generate any sales revenue during the three month period ended August 31. 2008, as compared to $2,030 for the three month period ended August 31, 2007. Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business. To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales. Revenue is also affected by seasonality, that is to say sales will differ between summer and winter in the target markets, the current period corresponded to winter in Southern Africa.

Cost of Sales

There were no cost of sales for the period three month period ended August 31, 2008. We incurred cost of sales of $704 for the three month period ended August 31, 2007.

Gross Profit

The gross profit for the three month period ended August 31, 2008, was in line with revenue generation at zero. We generated gross profit of $1,326 for the three month period ended August 31, 2007. The decrease in gross profit can be attributed to the lower level of sales in the current period.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $7,510 for the three month period ended August 31, 2008 as compared to $25,056 for the three month period ended August 31, 2007. General and administrative expenses in the current period decreased significantly as we no longer needed to incur significant professional charges arising from registering the sale of the shares of our common stock, which was achieved on December 21, 2007.

Net Income (Loss)

We had a loss before taxes of $14,593 for the three month period ended August 31, 2008, as compared to a loss before taxes of $31,666 for the three month period ended August 31, 2007. The loss before taxes in the period ending August 31, 2008 was impacted by an operating expense of $7,847 and interest expense of $6,746. The difference between the two quarters can be attributed to the lower level of professional fees incurred.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended August 31, 2008 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended August 31, 2007.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2008. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $239,998 in current liabilities. Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2008/9. These operating costs include general and administrative expenses and the deployment of inventory. We have raised funds through the sale of our common stock, although no shares were sold during the three months ended August 31, 2008.

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

ECOLAND INTERNATIONAL, INC.

Date: October 29, 2008.	By:	/s/ David Wallace
David Wallace, Chief Executive Officer

By:	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	October 29, 2008