Form 10-Q
period 2008-11-30
Ecoland International
filed 2009-01-20
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of   November 30, 2008:  44,650,000 shares of common stock, with a par value of $.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
November 30, 2008 and May 31, 2008

Page Intentionally Left Blank

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	November 30,	May 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$131	$13
Accounts receivable	5,354	4,735
Other current assets	338	-

Total Current Assets	5,823	4,748

FIXED ASSETS, Net	-	337

TOTAL ASSETS	$5,823	$5,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$57,791	$52,592
Accrued liabilities - related parties	20,000	20,000
Notes payable	60,244	37,814
Notes payable - related parties	100,000	110,684

Total Current Liabilities	238,035	221,090

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	90,850	90,850
Other comprehensive income	32,390	-
Deficit accumulated during the development stage	(400,102)	(351,505)

Total Stockholders' Equity (Deficit)	(232,212)	(216,005)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,823	$5,085

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

					From inception
					on May 31,
	For the Three Months Ended		For the Six Months Ended		1997 Through
	November 30,		November 30,		November 30,
	2008	2007	2008	2007	2008

REVENUES	$5,968	$8,582	$5,968	$10,612	$52,119

COST OF GOODS SOLD	1,791	5,011	1,791	5,715	40,694

GROSS PROFIT	4,177	3,571	4,177	4,897	11,425

EXPENSES

Depreciation and amortization	-	63	337	123	933
General and administrative	31,971	50,950	39,481	75,992	354,887

Total Expenses	31,971	51,013	39,818	76,115	355,820

LOSS FROM OPERATIONS	(27,794)	(47,442)	(35,641)	(71,218)	(344,395)

OTHER INCOME (EXPENSES)

Interest expense	(3,210)	(5,963)	(12,956)	(1,913)	(55,707)

Total Other Expenses	(3,210)	(5,963)	(12,956)	(1,913)	(55,707)

NET INCOME (LOSS)	$(31,004)	$(53,405)	$(48,597)	$(73,131)	$(400,102)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	44,650,000	44,650,000	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Stock Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by officers and directors	-	-	2,485	-	-

Net loss for the year ended May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	44,650	90,850	-	(351,505)

Net loss for the period ended November 30, 2008 (unaudited)	-	-	-	-	(48,597)

Balance, November 30, 2008 (unaudited)	44,650,000	$44,650	$90,850	$-	$(400,102)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended November 30,		From inception on May 31, 1997 Through November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(48,597)	$(73,131)	$(400,102)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	337	161	1,435
Common stock issued for services	-	-	53,000
Services contributed by officers and directors	-	1,485	2,485
Changes in operating assets and liabilities
Increase in accounts receivable	(619)	8,488	(619)
Increase in other current assets	(338)	(1,671)	(338)
Increase in accounts payable and accrued expenses	5,199	28,930	76,056

Net Cash Used by Operating Activities	(44,018)	(35,738)	(268,083)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	22,430	7,323	55,261
Proceeds from issuance of notes payable - related parties	(10,684)	6,831	102,073

Net Cash Provided by (Used In) Financing Activities	11,746	14,154	237,349

EFFECT OF EXCHANGE RATE CHANGES	32,390	-	32,390

NET DECREASE IN CASH	118	(21,584)	131

CASH AT BEGINNING OF PERIOD	13	24,630	-

CASH AT END OF PERIOD	$131	$3,046	$131

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Condensed Notes to the Consolidated Financial Statements

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of November 30, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Condensed Notes to the Consolidated Financial Statements

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

Inventory

The Company’s inventory is comprised of bat guano and is recorded at the lower of cost or net realizable value on a first in first out (FIFO) basis. Periodically the Company evaluates inventory inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. Shipping and handling costs are classified as a component of cost of sales in the statement of operations.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Condensed Notes to the Consolidated Financial Statements

NOTE 2 -                      GOING CONCERN (Continued)

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

NOTE 3  -                      NOTES PAYABLE

At November 30, 2008, the Company had notes payable totaling $60,244.  Included in this amount are four separate notes payable to unrelated entities.  The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

NOTE 4 -                      NOTES PAYABLE – RELATED PARTIES

At November 30, 2008, the Company had notes payable to three related parties totaling $100,000.  These notes are payable to various officers and directors of the Company.  Each note is due on demand and accrues interest at a rate of 8.0% per annum.

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

The discussion and financial statements contained herein are for the three and six months ended November 30, 2008 with the three and six months ended November 30, 2007. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended November 30, 2008 as Compared to Three Months Ended November 30, 2007.

Results of Operations

Net Revenue

During the three months ended November 30, 2008, we generated $5,968 in sales revenues, as compared to $8,582 for the three month period ended November 30, 2007.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  Revenue is also affected by seasonality, that is to say sales will differ between summer and winter in the target markets.  The current period corresponded to summer in Southern Africa.

Cost of Sales

Cost of sales for the period three month period ended November 30, 2008 was $1,791, compared to $5,011 for the three month period ended November 30, 2007.  The decrease in cost of sales pertains directly to a corresponding decrease in sale activity for the period.

Gross Profit

The gross profit for the three month period ended November 30, 2008, was $4,177, compared to $3,571 for the three month period ended November 30, 2007.  The decrease in gross profit can be attributed to the lower level of sales in the current period.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $31,971 for the three month period ended November 30, 2008 as compared to $50,950 for the three month period ended November 30, 2007.  General and administrative expenses in the current period decreased significantly as we no longer needed to incur significant professional charges arising from registering the sale of the shares of our common stock, which was achieved on December 21, 2007.

Net Income (Loss)

We had a loss before taxes of $31,004 for the three month period ended November 30, 2008, as compared to a loss before taxes of $53,405 for the three month period ended November 30, 2007.  The loss before taxes in the period ending November 30, 2008 was impacted by an interest expense of $3,210. The difference between the two quarters can be attributed to the lower level of professional fees incurred in the current period..

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended November 30, 2008 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2007.

Six Months Period Ended November 30, 2008 as Compared to Six Months Ended November 30, 2007.

Results of Operations

Net Revenue

During the six months ended November 30, 2008, we generated $5,968 in sales revenues, as compared to $10,612 for the six month period ended November 30, 2007.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  Revenue is also affected by seasonality, that is to say sales will differ between summer and winter in the target markets.  The current period corresponded to summer in Southern Africa.

Cost of Sales

Cost of sales for the period six month period ended November 30, 2008 was $1,791, compared to $5,715 for the six month period ended November 30, 2007.  The decrease in cost of sales pertains directly to a corresponding decrease in sale activity for the period.

Gross Profit

The gross profit for the six month period ended November 30, 2008, was $4,177, compared to $4,897 for the six month period ended November 30, 2007.  The decrease in gross profit can be attributed to the lower level of sales in the current period.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $39,481 for the six month period ended November 30, 2008 as compared to $75,992 for the six month period ended November 30, 2007.  General and administrative expenses in the current period decreased significantly as we no longer needed to incur significant professional charges arising from registering the sale of the shares of our common stock, which was achieved on December 21, 2007.

Net Income (Loss)

We had a loss before taxes of $48,597 for the six month period ended November 30, 2008, as compared to a loss before taxes of $73,131 for the six month period ended November 30, 2007.  The loss before taxes in the period ending November 30, 2008 was impacted by an interest expense of $12,956. The difference between the two periods can be attributed to the lower level of professional fees incurred in the current period..

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the six month period ended November 30, 2008 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2007.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2008.  We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $238,000 in current liabilities.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2008/9.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended November 30, 2008.

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

Date: January 15, 2009.
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	January 15, 2009