Form 10-Q
period 2009-02-28
Ecoland International
filed 2009-11-18
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of   February 28, 2009:  44,650,000 shares of common stock, with a par value of $.001 per share.

PART I
Financial Information

Item 1.    Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
February 28, 2009 and May 31, 2008

Page Intentionally Left Blank

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	February 28,	May 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$382	$13
Accounts receivable	1,076	4,735
Other current assets	340	-

Total Current Assets	1,798	4,748

FIXED ASSETS, Net	-	337

TOTAL ASSETS	$1,798	$5,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$49,210	$52,592
Accrued liabilities - related parties	0	0
Notes payable	196,613	157,814
Notes payable - related parties	33,188	10,684

Total Current Liabilities	279,011	221,090

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	90,850	90,850
Other comprehensive income	32,206	-
Deficit accumulated during the development stage	(444,919)	(351,505)

Total Stockholders' Equity (Deficit)	(277,213)	(216,005)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,798	$5,085

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

					From inception
					on May 31,
	For the Three Months Ended		For the Nine Months Ended		1997 Through
	February 28,		February 28,		February 2009,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$5,839	$10,612	$57,958

COST OF GOODS SOLD	-	-	1,752	5,715	42,446

GROSS PROFIT	-	-	4,087	4,897	15,512

EXPENSES

Depreciation and amortization	-	49	277	172	1,210
General and administrative	40,872	9,818	80,224	73,810	435,111

Total Expenses	40,872	9,867	80,501	73,982	436,321

LOSS FROM OPERATIONS	(40,872)	(9,867)	(76,414)	(69,085)	(420,809)

OTHER INCOME (EXPENSES)

Foreign currency adjustment	-	3,500	-	3,500	-
Interest expense	(4,043)	(5,010)	(16,999)	(6,923)	(72,706)

Total Other Expenses	(4,043)	(1,510)	(16,999)	(3,423)	(72,706)

NET INCOME (LOSS)	$(44,915)	$(11,377)	$(93,413)	$(72,508)	$(493,515)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	44,650,000	44,650,000	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by officers and directors	-	-	2,485	-	-

Net loss for the year ended May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	44,650	90,850	-	(351,505)

Net loss for the period ended February, 2009 (unaudited)	-	-	-	-	(93,413)

Balance, February 2009. (unaudited)	44,650,000	$44,650	$90,850	$-	$(444,918)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on May 31,
	For the Nine Months Ended		1997 Through
	February 28,		February 28,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(93,413)	$(72,508)	$(444,918)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	337	172	1,524
Common stock issued for services	-	-	53,000
Services contributed by officers and directors	-	1,485	2,485
Changes in operating assets and liabilities
Decrease in accounts receivable	3,658	13,503	(1,076)
Increase in other current assets	(340)	(1,241)	(340)
Decrease in accounts payable and accrued expenses	(3,382)	43,401	49,210

Net Cash Used by Operating Activities	(93,140)	(15,188)	(340,115)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	38,799	4,983	196,613
Proceeds from issuance of notes payable - related parties	22,504	(11,409)	33,188

Net Cash Provided by (Used In)
Financing Activities	61,303	(6,426)	309,816

EFFECT OF EXCHANGE RATE CHANGES	32,206	-	32,206

NET DECREASE IN CASH	369	(21,614)	382

CASH AT BEGINNING OF PERIOD	13	24,630	-

CASH AT END OF PERIOD	$382	$3,016	$382

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of February 28, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company had no potential common stock instruments, which would result in a diluted loss per share.  Therefore, diluted loss per share is equivalent to basic loss per share.

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

Inventory

The Company’s inventory is comprised of bat guano and is recorded at the lower of cost or net realizable value on a first in first out (FIFO) basis. Periodically the Company evaluates inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. Shipping and handling costs are classified as a component of cost of sales in the statement of operations.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

At February 28, 2009, the Company had notes payable totaling $196,613.  Included in this amount are four separate notes payable to unrelated entities.  The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

NOTE 4 -	NOTES PAYABLE – RELATED PARTIES

At February 28, 2009, the Company had notes payable to three related parties totaling $33,188.  These notes are payable to various officers and directors of the Company.  Each note is due on demand and accrues interest at a rate of 8.0% per annum.

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

The discussion and financial statements contained herein are for the three and nine months ended February 28, 2009 with the three and nine months ended February 28, 2008. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended February 28, 2009 as Compared to Three Months Ended February 28, 2008.

Results of Operations

Net Revenue

During the three months ended February 28, 2009, Ecoland did not generate any sales revenues, as compared to zero revenues for the three month period ended February 28, 2008.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  The latter point is significant in that the costs of extracting and transporting the guano require a minimum order size or quantity before any benefits from economies of scale can be achieved.

Cost of Sales

Cost of sales for the period three month period ended February 28, 2009 was $0, compared to $0 for the three month period ended February 28, 2008.  The cost of sales reflects the lower levels of sales for the period.
Gross Profit

The gross profit for the three month period ended February 28, 2009 was $0, compared to $0 for the three month period ended February 28, 2008.  The decrease in gross profit can be attributed to the lower level of sales in the current period.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $40,872 for the three month period ended February 28, 2009 as compared to $9,867 for the three month period ended February 28, 2008. The increase in administration fees reflects various professional service charges for accounting, legal and audit services for Ecoland International, Inc incurred in processing an application to the Financial Regulatory Authority.

Net Income (Loss)

We had a loss before taxes of $44,915 for the three month period ended February 28, 2009, as compared to a loss before taxes of $11,377 for the three month period ended February 28, 2008.  The loss before taxes in the period ending February 28, 2009 was impacted by an interest expense of $4,043. The difference between the two quarters can be attributed to the higher level of professional fees incurred in the current period..

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended February 28, 2009 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2008

Nine Months Period Ended February 28, 2009 as Compared to Nine Months Ended February 28, 2008.

Results of Operations

Net Revenue

During the nine months ended February 28, 2009, we generated $5,839 in sales revenues, as compared to $10,612 for the nine month period ended February 28, 2008.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.   The latter point is significant in that the costs of extracting and transporting the guano require a minimum order size or quantity before any benefits from economies of scale can be achieved

Cost of Sales

Cost of sales for the period nine month period ended February 28, 2009 $1,752, compared to $5,715 for the nine month period ended February 28, 2008.  The decrease in cost of sales pertains directly to a corresponding decrease in sale activity for the period.

Gross Profit

The gross profit for the nine month period ended February 28, 2009, was $4,087, compared to $4,897 for the nine month period ended February 28, 2008.  The decrease in gross profit can be attributed to the lower level of sales in the current period. The improved gross profit margin on sales at 69.9% for the nine month period ended February 28, 2009 compared to 46.1% for the corresponding period reflect a higher sales price achieved on some export orders.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $80,501 for the nine month period ended February 28, 2009 as compared to $73,982 for the nine month period ended February 28, 2009.  The increase in administration fees reflects various professional service charges for accounting, legal and audit services for Ecoland International, Inc incurred in processing an application to the Financial Regulatory Authority.

Net Income (Loss)

We had a loss before taxes of $93,413 for the nine month period ended February 28, 2009, as compared to a loss before taxes of $73,131 for the nine month period ended February 28, 2008.  The loss before taxes in the period ending February 28, 2009 was impacted by an interest expense of $16,999.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the six month period ended February 28, 2009 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2009

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2008.  We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $245,823 in current liabilities as at February 28, 2009.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2008/9.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended February 28, 2009.

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

Date: November 16, 2009
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	November 16, 2009