Form 10-K
period 2009-05-31
Ecoland International
filed 2009-12-23
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 31, 2009: 44,650,000.

Documents incorporated by reference: None.

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

Employees

As of May 31, 2009, the company had one fulltime employee, Mr. DA.Wallace.

Research and Development Costs

The company has incurred development losses in its efforts to establish a market for the Dry Bar Cave Bat Guano since inception and these are reflected in the Financial Statements in this report.

Item 1A.	Risk Factors.

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially and adversely affected, the price of our shares could decline significantly and you may lose all or a part of your investment. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Risks Related to Our Business

We have incurred significant losses to date and expect to continue to incur losses.

During the fiscal year ended May 31, 2009, we incurred a net loss of $114,150, compared to a net loss of $76,171 for the fiscal year ended May 31, 2008. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our auditors have issued a going concern opinion, which may make it more difficult for Ecoland to raise capital.

Our auditors have included a going concern opinion on our financial statements because of uncertainty about our ability to generate sufficient cash flow to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in Ecoland.

We will most likely be required to obtain additional funding. If we cannot, we may have to reduce our business operations.

We anticipate that the Company needs approximately $500,000 to achieve its marketing objectives in the next 12 months.. We have no current arrangements with respect to any additional financing. The inability to obtain additional capital may reduce our ability to expand our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Dependence on key personnel; need for additional personnel.

We are highly dependent upon the efforts of David Wallace, our chief executive officer, chief financial officer and sole director. . The loss of the services of Mr. Wallace could impede the achievement of development and commercialization of our dry bar cave bat guano fertilizer operations. We do not have key man life insurance on the life of Mr. Wallace.

We have limited resources to market the dry bar cave bat guano.

Due to our limited resources, the execution of our business model and sales and marketing of the dry bar cave bat guano has been limited to date. If we are unable to successfully execute our marketing plans with limited resources, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations. In such event, you may lose your entire investment.

We are a development stage company.

We are a development stage company that has to date principally been engaged in the logistics involved in implementing our business plan, arranging for the necessary working capital and setting up preliminary operations in Angola and South Africa. The following analyze the risks that are more qualitative and management opinion based:

Strategic Risk.

Competitor’s Risk. This risk can be broken down into two components, Angola and Export markets. In Angola, there are further deposits of guano available but none are being exploited at the moment. One can therefore expect new supplies of guano to come onto the market once our marketing efforts are noticed. This threat can be countered by:

•	Accepting it as normal competition which is vital for the development of markets.

•	We have the necessary legal documents, licenses and exploration rights to incorporate these new deposits into our existing business either through co-operation or incorporation.

•	We are mainly export orientated as better margins can be achieved and these markets are larger.

In export markets, mainly Europe, there are not many suppliers of guano at the moment. However, we assume that further supplies will enter the market as the market develops, as guano is not exclusive to Angola. This risk can be countered by:

•	Ecoland has a slight time advantage in that we have performed considerable marketing and research and have an existing customer base upon which to expand.

•
Ecoland will be first to the market, inasmuch as there is very little guano in the European market in the form we envisage. In addition, we have satisfied customers using the product at present in the United Kingdom.

•
The market is big enough to support many producers. It could be a slight advantage as the market is bigger than the supplies of guano. Thus, allowing guano to become a niche product at a premium price.

Country Risk. Our business currently operates in two countries with extraction taking place in Angola and processing taking place in South Africa. South Africa is an accepted international investor destination. Standard and Poors (S&P) gave South Africa a risk rating A-/Stable/A-2 BBB/Stable/A-3. This is based on the fact that the government has implemented sensible fiscal policies and has managed to bring spending under control. For a full review of South Africa risk profile, see http://www.mbendi.co.za/land/af/sa/p0005.htm. Angola has no sovereign rating. However, Angola has a fast-growing economy largely due to a major oil boom, but it also ranks in the bottom 10 of most socioeconomic indicators. See http://www.buyusa.gov/southafrica/en/416.html, for a full economic review of Angola. Although we are not in those industries, our risk is limited to a basic extraction infrastructure. The value added aspects of the business, i.e., packaging takes place outside Angola in South Africa.

Legislation Risk. In South Africa, the fertilizer industry is controlled by the Fertilizer Act 36 of 1947. Our guano is a registered Group 2 fertilizer under this Act, Registration Number B3429. In Europe, the legislation governing guano is considerably less onerous than South Africa and there are no restrictions on importation. We currently import guano into the United Kingdom satisfying all import requirements of the European Union. In Angola, guano falls under the Department of Geology and Mines and we have all of the necessary licenses for export.

Operations. Our current technology used is simple and by design easy to utilize and operate. There is no “cutting edge” technology involved. As we do not want to harm the ecological environment, the guano is removed by hand. This is a risk as it does not pose a significant barrier to entry for other companies. However, we are already in operation and new entrants would have to obtain the necessary rights to extract and export the product.

Business. Our business has been set up in order to diversify risks at the development stage of the business. We will operate in two countries and although this will add to the costs of running the business it has many advantages as well. Primarily, we know the guano can be transported to South Africa and once in this country all the required materials are available to produce the final product. That is, packaging, labeling, plastic containers, efficient transport, good communications in a reasonable cost environment. We aim to be mainly export orientated and the most critical part of this is meeting the export and local customers’ requirements of timely delivery. From South Africa, we can do this because of the established infrastructure.

Risks Relating to Our Stock

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its price of $0.02 per share on the date of this report, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our chief executive officer, David Wallace, and another stockholder own approximately 90 percent of our common stock. This concentration of ownership could discourage or prevent a potential takeover of Ecoland that might otherwise result in your receiving a premium over the market price for your common stock.

Mr. Wallace and Capital sense own in the aggregate 40,000,000 shares of our common stock, which represent approximately 90 percent of our issued and outstanding common stock as of the date of this prospectus. The result of the ownership of our common stock by Messrs. Wallace and Capital sense is that they have voting control on all matters submitted to our stockholders for approval and are able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Ecoland that might otherwise result in your receiving a premium over the market price for your common stock.

Our issuance of additional common stock in exchange for services or to repay debt, would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board may generally issue shares of our common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. From inception until November 18, 2009, we issued no shares to reduce our debt obligations.

From inception until May 31, 2009, we issued a total of 20,000,000 shares of our common stock to Mr. Russell in payment for services rendered and an additional 20,000,000 shares to Mr. Wallace in exchange for his transfer of ownership in our subsidiary, Guano Distributors (Pty) Ltd.

We may issue additional securities to pay for services and reduce debt in the future or under such other circumstances we may deem appropriate at the time. Such issuance of our equity securities may dilute your proportionate ownership and voting rights as our stockholders.

 Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Dividend risk.

At present, we are not in a financial position to pay dividends on our common stock and future dividends will depend on our profitability. Investors are advised that until such time the return on our common stock is restricted to an appreciation in the share price.

Anti-takeover provisions may impede the acquisition of Ecoland.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring Ecoland to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of Ecoland, including an acquisition in which the stockholders might otherwise receive a premium for their shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

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

Year Ended May 31, 2009 as Compared to the Year Ended May 31, 2008

Net Revenues

Net revenues for the year ended May 31, 2009 were $9,360 compared to $14,676 for the year ended May 31, 2008. The company has been unable to increase net revenues over the comparative period due to a reduced sales and marketing effort brought about through a lack of working capital that has also affected the stock of Guano available for sale.

To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  The latter point is significant in that the costs of extracting and transporting the guano require a minimum order size or quantity before any benefits from economies of scale can be achieved.

Cost of Goods Sold

Cost of sales for the year ended May 31, 2009 were $3,525 compared to $7,928 for the year ended May 31, 2008. The decline in the cost of goods sold is in due to the decline in net revenues. The Gross profit percentage was 62%for the period compared to 46% for the period ended May 31, 2008. The improvement in Gross profit was due mainly to higher prices achieved on export sales.

Operating Expenses

Operating expenses for the year ended May 31, 2009 was $91,332 compared to $61,146 for the year ended May 31, 2008. The increase was due in part to an increase in general and administrative expenses in the amount of $30,186 ($90,995 for the year ended May 31, 200 compared to $91,146 for the year ended May 31, 2008), primarily attributed to an increase in legal and accounting fees arising in part to the preparation of submissions to the Financial Regulatory Authority. The Company wrote off the balance of the fixed assets, as the amount was considered immaterial in the amount of $337. No capital expenditure took place during the year.

Interest expense for the period ending May 31, 2009 $28,653 compared to $21,547 for May 31, 2008. The increase in interest expense reflects a higher level of debt in the Company.

Net Loss

Net loss for the year ended May 31, 2009 was $114,150 compared to $76,171 for the year ended May 31, 2008. This change was due  to an increase in  general and administrative expenses with a higher interest paid charge.

Liquidity and Capital Resources

As of May 31, 200, our current assets were $5,221 and current liabilities were $333,880. Our stockholder's deficit at May 31, 20087 was $328,659. We had a net usage of cash by operating activities for the twelve months periods ended May 31, 2009 and 2008 of $113,787 and $24,617 respectively.

We had net cash provided by financing activities of $113,936 for the period ending May 31, 2009 compared to $20,089for the period ended May 31, 2008. The company has been unable to raise funds through the issue of shares or through borrowings primarily due to its failure to meet initial Shareholder objectives of obtaining a listing on the Nasdaq Bulletin Board, along with a decline in liquidity and lending in markets arising from the world financial crisis.

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

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to our financial statements.

On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. Therefore, the adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 and are applicable only to transactions occurring after the effective date.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB will be effective for our first quarter of fiscal year 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard will require us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard will be effective for our first quarter of fiscal year 2010.

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

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2010. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On August 6, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Larry O Donnell CPA, CPAs was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Larry O Donnell CPA, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended May 31, 2009 a going concern qualification in the registrant's audited financial statements.

The new registered public accounting firm will perform a review Ecoland International, Inc quarterly returns for the quarters ending February and August, 2009, an audit of the year end May 31, 2009 and a re-audit of the comparative figures for the corresponding period along with any notes to the Financial Statements.

The Public Company Accounting Oversight Board (PCAOB) revoked the registration of Moore & Associates, Chartered on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant has requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. We have been unable to obtain this letter to date.

 On August 6 2009, the registrant engaged Larry O Donnell CPA, CPAs as its  independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Larry O Donnell CPA, CPAs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The registrant’s directors and executive officers are:

Name	Age	Position	Position Held Since
David A. Wallace	45	Chief Executive Officer, Chief Financial Officer and Director	2005

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

Mr. Wallace graduated from the University of Cape Town, South Africa, with a Bachelors of Business Science and Bachelors of Commerce. Mr. Wallace is a chartered accountant and belongs to the South African Institute of Chartered Accountants. His trade experience comes from living in Hong Kong and Thailand. He also has extensive networking contacts in Asia and Russia, where he ran his own import/export company. From March 2005 to the date of this report, Mr. Wallace was the managing director of our wholly-owned subsidiary, Guano Distributors (Pty) Ltd. and the chief executive officer, chief financial officer and director of Ecoland. From June 2004 until February, 28, 2005, he was a consultant to Sociaf’s export development project. From April 2004 until May 31, 2005, he was employed by Ice Blue Solutions Ltd. located in the United Kingdom, performing financial management for a software development company. From 1997 to March 2004, he was a director of Covco (Hong Kong) Limited, and was involved in sourcing safety products from countries in the Far East, mainly China, for export to Europe.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and written representations from such persons, we believe that all Section 16(a) filing requirements were complied with in the fiscal year ended May 31, 2009.

Committees of the Board of Directors

The registrant’s board of directors has not created any standing compensation, nominating, finance, executive, or audit committees. The board handles all of such functions.

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended May 31, 2008 and 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
David A. Wallace (1)	2009	$2,000	$0	$0	$0	$0	$0	$0	$2,000
	2008	$18,000	$0	$0	$0	$0	$0	$0	$18,000

(1)     Our chief executive officer and chief financial officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, May 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David A. Wallace (1)	0	0	0	0	0	0	0	0	0

(1)   Our chief executive officer and chief financial officer.

Director Compensation

The following table provides concerning the compensation of our directors as of the end of our last completed fiscal year, May 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David A. Wallace (1)	0	0	0	0	0	0	0

(1)	Our chief executive officer and chief financial officer.

Employment Agreements

We do not currently have employment agreements with any of our employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 18, 2009, information concerning ownership of our voting securities by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

	Common Shares Beneficially Owned (2)		Preferred Shares Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
David A. Wallace (3)	20,000,000	44.8	20,000,000	44.8
Capital Sense Limited	20,000,000	44.8	20,000,000	44.8
All directors and executive officers as a group (one person)	20,000,000	44.8	20,000,000	44.8

(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Ecoland International, Inc., 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of November 18, 2009, 2008, 44,650,000 shares of our common stock were issued and outstanding.

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

Audit Fees

The aggregate fees billed by Moore & Associates, Chartered for professional services rendered for the audits of our consolidated financial statements for the years ended May 31, 2008 and 2009 and for the reviews of the financial statements included in our quarterly report on Form 10-Q during 2009, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years for the fiscal years ended May 31, 2008 and May 31, 2009 were $5,250 and $10,500, respectively.

Audit-Related Fees

The fees billed by Moore & Associates, Chartered in each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our audited financial statements, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2008 and May 31, 2009 were $6,600 and $0, respectively.

Tax Fees

There were no fees billed by Moore & Associates, Chartered for tax compliance services for review of federal and state tax returns, tax advice and planning, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2008 and May 31, 2009.

Financial Information Systems Design and Implementation Fees

There were no fees billed by Moore & Associates, Chartered for professional services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X for our fiscal years ended May 31, 2008 and May 31, 2009.

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

Date: November 18, 2009.

	By	/s/ David A. Wallace
David A. Wallace, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Wallace	Chief Executive Officer and Chief Financial Officer	November 18, 2009

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit 1
E-mail larryodonnelcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ecoland International, Inc.
Chandler, Arizona

I have audited the accompanying consolidated balance sheet of Ecoland International, Inc. and subsidiaries as of May 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecoland International, Inc. and subsidiaries as of May 31, 2009, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $456,655 through the period ended May 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Larry O’Donnell, CPA, P.C.
December 13, 2009

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

May 31,
2009

ASSETS

CURRENT ASSETS

Cash	$162
Accounts receivable	5,059
Other current assets	-

Total Current Assets	5,221

TOTAL ASSETS	$5,221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$51,446
Accrued liabilities - related parties	0
Notes payable	236,563
Notes payable - related parties	45,871

Total Current Liabilities	333,880

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	44,650
Additional paid-in capital	90,850
Deficit accumulated during the development stage	(465,655)
Other Comprehensive Income	1,496

Total Stockholders' Equity (Deficit)	(328,659)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,221

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

			From inception
			on April 15,
	For the Years Ended		2005 Through
	May 31,		May 31,
	2009	2008	2009

REVENUES	$9,360	$14,676	$55,511

COST OF GOODS SOLD	3,525	7,928	42,428

GROSS PROFIT	5,835	6,748	13,083

EXPENSES

Depreciation and amortization	337	226	934
General and administrative	90,995	61,146	403,400

Total Expenses	91,332	61,372	404,334

LOSS FROM OPERATIONS	(85,497)	(54,624)	(391,251)

OTHER INCOME (EXPENSES)

Currency translation adjustment	3,112	0	3,112
Interest expense	(31,765)	(21,547)	(77,516)

Total Other Expenses	(28,653)	(21,547)	(74,404)

NET INCOME (LOSS)	$(114,150)	$(76,171)	$(465,655)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by officers and directors	-	-	2,485	-	-

Net loss for the year ended May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	$44,650	$90,850	$-	$(351,505)

Net loss for the year ended May 31, 2009	-	-	-	-	(114,150)

Balance, May 31, 2009	44,650,000	$44,650	$90,850	$-	$(465,655)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on April 15,
	For the Years Ended		2005 Through
	May 31,		May 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(114,150)	$(76,171)	$(351,505)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	337	226	1,098
Common stock issued for services	-	-	53,000
Other comprehensive income	1,497	-	0
Services contributed by officers and directors	-	2,485	2,485
Changes in operating assets and liabilities	-
Decrease in accounts receivable	(325)	8,768	(4,735)
Increase in prepaid expenses and deposits	0	364	-
Decrease in accounts payable and accrued expenses	(1,146)	59,800	75,592

Net Cash Used by Operating Activities	(113,787)	(4,528)	(224,065)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	78,749	(3,206)	32,831
Proceeds from issuance of notes payable - related parties	35,187	(16,883)	112,757

Net Cash Provided by Financing Activities	113,936	(20,089)	225,603

NET DECREASE IN CASH	149	(24,617)	13

CASH AT BEGINNING OF PERIOD	13	24,630	-

CASH AT END OF PERIOD	$162	$13	$13

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

The Company is currently in the process of formulating business and strategic plans to process, package and market the guano worldwide from the deposits in Angola and Mozambique.

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of May 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Advertising

Advertising costs are expensed as incurred.

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

Net deferred tax assets consist of the following components as of:

	May 31,	May 31
	2009	2008
Deferred tax assets
NOL Carryover	$158,737	$114,218

Valuation allowance	(158,737)	(114,218)

Net deferred tax asset	$-	$-

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the periods ended:

	May 31,	May 31,
	2009	2008

Book income (loss)	$(44,519)	$(29,707)
Common stock issued for services	-	-
Foreign subsidiary losses	-	-

Valuation allowance	44,519	29,707

	$-	$-

At May 31, 2009, the Company had net operating loss carry forwards of approximately $290,000 that may be offset against future taxable income through the year 2028.  No tax benefit has been reported in the May 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 - Accounting for Uncertainty in Income Taxes (FIN48).  FIN 48 calls for the recognition and measurement of tax positions taken or expected to be taken by U.S. companies.  It is effective for fiscal years beginning after December 15, 2006.

The Company also recognizes and follows the Income Tax Act No 58 of 1962 (as amended) in South Africa.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to our financial statements.

On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. Therefore, the adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 and are applicable only to transactions occurring after the effective date.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB will be effective for our first quarter of fiscal year 2010.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard will require us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard will be effective for our first quarter of fiscal year 2010.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2010. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. ‘This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) financing current operations with funds obtained through equity offerings, and (2) planning and streamlining distribution operations with respect to the Company’s guano supply agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

At May 31, 2009, the Company had notes payable totaling $236,563.  Included in this amount are three notes payable to unrelated entities.  The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

Included in Notes Payable are two notes each with a face value of $60,000, these Notes are convertible notes that were issued on December 16, 2006 with a maturity of one year and expired on December 15, 2007. These two notes were recorded with SEC on August 14, 2007. The Company is currently in amicable discussions with the relevant parties about converting the notes to Common Stock.

NOTE 5 -	NOTES PAYABLE – RELATED PARTIES

At May 31, 2009, the Company had notes payable to related parties totaling $45,871.  These notes are payable to various officers and directors of the Company.  Each note is due on demand and accrues interest at a rate of 8.0% per annum.