Form 10-Q
period 2009-08-31
Ecoland International
filed 2009-12-30
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2009: 44,650,000 shares of common stock, with a par value of $.001 per share.

PART I

Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
May 31, 2009 and August 31, 2009

Intentionally Left Blank.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,	May 31,
	2009	2009
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$3,035	$162
Accounts receivable	5,179	5,059
Other current assets	-	-

Total Current Assets	8,214	5,221

TOTAL ASSETS	$8,214	$5,221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$53,484	$51,446
Accrued liabilities - related parties	30,000	0
Notes payable	246,304	236,563
Notes payable - related parties	52,743	45,871

Total Current Liabilities	382,531	333,880

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	90,850	90,850
Other comprehensive income	(2,278)	1,496
Deficit accumulated during the development stage	(507,539)	(465,655)

Total Stockholders' Equity (Deficit)	(374,317)	(328,659)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,214	$5,221

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

			From inception
			on May 31,
	For the Three Months Ended		2005 Through
	August 31,		August 31,
	2009	2008	2009

REVENUES	$-	$-	$55,511

COST OF GOODS SOLD	-	-	42,428

GROSS PROFIT	-	-	13,083

EXPENSES

Depreciation and amortization	-	337	934
General and administrative	35,667	7,510	439,067

Total Expenses	35,667	7,847	440,001

LOSS FROM OPERATIONS	(35,667)	(7,847)	(426,918)

OTHER INCOME (EXPENSES)

Foreign currency adjustment	362	-	3,474
Interest expense	(6,579)	(6,746)	(84,095)

Total Other Expenses	(6,217)	(6,746)	(80,621)

NET INCOME (LOSS)	$(41,884)	$(14,593)	$(507,539)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by officers and directors	-	-	2,485	-	-

Net loss for the year ended May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	44,650	90,850	-	(351,505)

Net loss for the period ended May 31, 2009	-	-	-	-	(114,150)

Balance, May 31, 2009.
	44,650,000	44,650	90,850	-	(465,655)

Net loss for the period ended August 31, 2009					(41,884)

Balance, August 31, 2009	44,650,000	$44,650	$90,850	$-	$(507,539)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on May 31,
	For the Three Months Ended		2005 Through
	August 31,		August 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(41,884)	$(14,593)	$(507,539)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	337	1,098
Common stock issued for services	-	-	53,000
Services contributed by officers and directors	-	-	2,485
Changes in operating assets and liabilities
Decrease in accounts receivable	(120)	4,735	(5,179)
Increase in other current assets	-	-	-
Increase in accounts payable and accrued expenses	32,038	1,197	83,484

Net Cash Used by Operating Activities	(9,966)	(8,324)	(372,651)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	9,741	28,395	246,304
Proceeds from issuance of notes payable - related parties	6,872	(10,684)	52,743

Net Cash Provided by (Used In) Financing Activities	16,613	17,711	379,062

EFFECT OF EXCHANGE RATE CHANGES	(3,774)	-	(1,851)

NET INCREASE IN CASH	2,873	9,387	3,035

CASH AT BEGINNING OF PERIOD	162	13	-

CASH AT END OF PERIOD	$3,035	$9,400	$3,035

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

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

The Company is currently in the process of formulating business and strategic plans to process, package and market the guano worldwide from the deposits in Angola and Mozambique

The Company has not achieved significant revenues and is a development stage company.

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of August 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 -GOING CONCERN

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

NOTE 3 - NOTES PAYABLE

At August 31, 2009, the Company had notes payable totaling $246,304 Included in this amount are four separate notes payable to unrelated entities. The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At August 31, 2009, the Company had notes payable  $52,743. These notes are payable to various officers and directors of the Company. Each note is due on demand and accrues interest at a rate of 8.0% per annum.

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

The discussion and financial statements contained herein are for the three months ended August 31, 2009 with the three months ended August 31, 2008. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended August 31, 2009 as Compared to Three Months Ended August 31, 2008.

Results of Operations

Net Revenue

We did not generate any sales revenue during the three month period ended August 31, 2009, as compared to $0 for the three month period ended August 31, 2008. Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business. To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales. Revenue is also affected by seasonality, that is to say sales will differ between summer and winter in the target markets, the current period corresponded to winter in Southern Africa.

Cost of Sales

There were no cost of sales for the three month period ended August 31, 2009, which was in line with sales revenues for the comparative period.

Gross Profit

The gross profit for the three-month period ended August 31, 2009, was in line with revenue generation at zero. We generated gross profit of $0 for the three-month period ended August 31, 2008. The decrease in gross profit can be attributed to the lower level of sales in the current period arising from the seasonality of the product.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $35,667 for the three-month period ended August 31, 2009 as compared to $7,847 for the three-month period ended August 31, 2008. The increase in General and administrative expenses in the current period can be attributed to accrued salary expenses arising from an employment contract entered into with our Chief Executive Officer, David Wallace. This is a new contract commencing June 1, 2009. There was no previous contract.

Net Income (Loss)

We had a loss before taxes of $41,884 for the three month period ended August 31, 2009, as compared to a loss before taxes of $14,593 for the three month period ended August 31, 2008. The loss before taxes in the period ending August 31, 2009 was impacted by an interest expense of $6,579 compared to $6,746 for the three-month period ending August 31, 2008.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended August 31, 2009 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended August 31, 2008.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2009. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $382,531 in current liabilities. Additionally, we estimate that we will need approximately $500,000.00 to expand operations through the end of the fiscal years 2009/10. These operating costs include general and administrative expenses and the deployment of inventory. We have raised funds through the sale of our common stock, although no shares were sold during the three months ended August 31, 2009.

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

We anticipate that the Company needs approximately $500,000 to achieve its marketing objectives in the next 12 months. We have no current arrangements with respect to any additional financing. The inability to obtain additional capital may reduce our ability to expand our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Operations. Our current technology used is simple and by design easy to utilize and operate. There is no “cutting edge” technology involved. As we do not want to harm the ecological environment, the guano is removed by hand. This is a risk, as it does not pose a significant barrier to entry for other companies. However, we are already in operation and new entrants would have to obtain the necessary rights to extract and export the product.

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

Our board may generally issue shares of our common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. From inception until November 24, 2009, we issued no shares to reduce our debt obligations.

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Our By-laws contain provisions indemnifying our officer and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

Volatility of Stock Price.

Our common shares are not currently publicly traded.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On July 1st 2009 we entered into an employment agreement with David Wallace whereby Mr. Wallace agreed to serve as Chief Executive Officer and Chief financial officer of the company for a period of three years for $120,000 per annum

Item 6.	Exhibits

Exhibit No.	Identification of Exhibit

10.1*	Employment Contract David Wallace.
31.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLAND INTERNATIONAL, INC.

Date: December 23, 2009	By:	/s/ David Wallace
David Wallace, Chief Executive Officer

Date: December 23, 2009	By:	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	Date: December 23, 2009