Form 10-Q
period 2009-11-30
Ecoland International
filed 2010-01-07
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of   November 30, 2009:  44,650,000 shares of common stock, with a par value of $.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
November 30, 2009 and May 31, 2009

Page Intentionally Left Blank

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	November 30,	May 31,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$3,369	$162
Accounts receivable	4,070	5,059
Other current assets	1,316	-

Total Current Assets	8,755	5,221

FIXED ASSETS, Net	-	-

TOTAL ASSETS	$8,755	$5,221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$54,851	$51,446
Accrued liabilities - related parties	0	0
Notes payable	261,253	236,563
Notes payable - related parties	115,673	45,871

Total Current Liabilities	431,777	333,880

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized,
at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001
par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	90,850	90,850
Other comprehensive income	(10,057)	1,496
Deficit accumulated during the development stage	(548,465)	(465,655)

Total Stockholders' Equity (Deficit)	(423,022)	(328,659)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$8,755	$5,221

	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

						From inception
						on May 31,
	For the Three Months Ended			For the Six Months Ended		2005 Through
	November 30,			November 30,		November 30,
	2009	2008		2009	2008	2009

REVENUES	$4,528		$5,968	$4,528	$5,968	$60,039

COST OF GOODS SOLD	2,365	-	1,791	2,366	1,791	44,794

GROSS PROFIT	2,163		4,177	2,162	4,177	15,245

EXPENSES

Depreciation and
amortization	-		0	0	337	934
General and
administrative	36,857		31,971	72,523	39,481	475,920

Total Expenses	36,857		31,971	72,523	39,818	476,854

LOSS FROM
OPERATIONS	(34,694)		(27,794)	(70,361)	(35,641)	(461,609)

OTHER INCOME
(EXPENSES)

Foreign Currency Adjustment	791		0	1,153	0	4,262
Interest expense	(7,023)		(3,210)	(13,602)	(12,956)	(91,118)

Total Other
Expenses	(6,232)		(3,210)	(12,449)	(12,956)	(86,856)

NET INCOME (LOSS)	$(40,926)		$(31,004)	$(82,810)	$(48,597)	$(548,465)

BASIC LOSS
PER SHARE	$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUSTANDING	44,650,000		44,650,000	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for
services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for
cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for
services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended
May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on
subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended
May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by
officers and directors	-	-	2,485	-	-

Net loss for the year ended
May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	44,650	90,850	-	(351,505)

Net loss for the year ended
May 31, 2009	-	-	-	-	(114,150)

Balance, May 31, 2009	44,650,000	44,650	90,850	-	(465,655)

Net loss for the period ended
November 30, 2009 (unaudited)	-	-	-	-	(82,810)

Balance, November 30, 2009
(unaudited)	44,650,000	$44,650	$90,850	$-	$(548,465)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on May 31,
	For the Six Months Ended		2005 Through
	November 30,		November 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(82,810)	$(48,597)	$(548,465)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	-	337	1,098
Common stock issued for services	-	-	53,000
Services contributed by officers and directors	-	-	2,485
Changes in operating assets and liabilities
Decrease in accounts receivable	989	(619)	(4,070)
Increase in other current assets	(1,316)	(338)	(1,316)
Increase in accounts payable and accrued expenses	3,405	5,199	54,851

Net Cash Used by Operating Activities	(79,732)	(44,018)	(442,417)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	24,690	22,430	261,680
Proceeds from issuance of notes payable - related parties	69,802	(10,684)	115,673

Net Cash Provided by (Used In)
Financing Activities	94,492	11,746	457,368

EFFECT OF EXCHANGE RATE CHANGES	(11,553)	32,390	(10,057)

NET INCREASE IN CASH	3,207	118	3,369

CASH AT BEGINNING OF PERIOD	162	13	-

CASH AT END OF PERIOD	$3,369	$131	$3,369

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of November 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 -GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - NOTES PAYABLE

At November 30, 2009, the Company had notes payable totaling $261,253 Included in this amount are four separate notes payable to unrelated entities. The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At November 30, 2009 the Company had notes payable  $115,673. These notes are payable to various officers and directors of the Company. Each note is due on demand and accrues interest at a rate of 8.0% per annum.

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

The discussion and financial statements contained herein are for the three and six months ended November 30, 2009 with the three and six months ended November 30, 2008. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended November 30, 2009 as Compared to Three Months Ended November 30, 2008.

Results of Operations

Net Revenue

During the three months ended November 30, 2009, we generated $4,528 in sales revenues, as compared to $5,968 for the three-month period ended November 30, 2008.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  Although revenues are down for the quarter, the Company continues to market the Guano and to search for established distributors in the United Kingdom, Europe and U.S.A

Cost of Sales

Cost of sales for the period three-month period ended November 30, 2009 was $2,365, compared to $1,791 for the three-month period ended November 30, 2008.

Gross Profit

The gross profit for the three-month period ended November 30, 2009, was $2,163, compared to $4,177 for the three-month period ended November 30, 2008.  The decrease in gross profit can be attributed to the lower level of sales in the current period.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $36,857 for the three-month period ended November 30, 2009 as compared to $31,971 for the three-month period ended November 30, 2008.  General and administrative expenses in the current period have increased due to higher employment costs.

Net Income (Loss)

We had a loss before taxes of $40,926 for the three month period ended November 30, 2009, as compared to a loss before taxes of $31,004 for the three month period ended November 30, 2008.  The loss before taxes in the period ending November 30, 2009 was impacted by an interest expense of $6,232 compared to $3,210 for the three-month period ended November 30, 2008. The interest expense has increased in line with the increased borrowings of the Company.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended November 30, 200 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2008.

Six Months Period Ended November 30, 2009 as Compared to Six Months Ended November 30, 2008.

Results of Operations

Net Revenue

During the six months ended November 30, 2009, we generated $4,528 in sales revenues, as compared to $5,964 for the six-month period ended November 30, 2008.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  Although revenues are down for the period, the Company continues to market the Guano and to search for established distributors in the United Kingdom, Europe and U.S.A.

Cost of Sales

Cost of sales for the period six month period ended November 30, 2009 was $2,365, compared to $1,791for the six month period ended November 30, 2008.  The decrease in cost of sales pertains directly to a corresponding decrease in sale activity for the period.

Gross Profit

The gross profit for the six-month period ended November 30, 2009, was $2,163, compared to $4,177 for the six-month period ended November 30, 2008.  The decrease in gross profit can be attributed to the lower level of sales in the current period.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $72,523 for the six-month period ended November 30, 2009 as compared to $39,461 for the six-month period ended November 30, 2008.  General and administrative expenses in the current period have increased significantly through higher employment costs.

Net Income (Loss)

We had a loss before taxes of $82,810 for the six month period ended November 30, 2009, as compared to a loss before taxes of $48,597 for the six month period ended November 30, 2008.  The loss before taxes in the period ending November 30, 2009 was impacted by an interest expense of $13,602 compared to $12,956 for the six-month period ended November 30, 2008.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the six month period ended November 30, 2009 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2008.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2009.  We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $431,777 in current liabilities.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2010/11.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended November 30, 2009.

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

There has been no material change to the risk factors since the year end May 31, 2009 and filed with the 10-K for that period.

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

Date: January 7, 2010
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	January 7, 2010