Form 10-Q/A
period 2009-11-30
Ecoland International
filed 2010-01-22
CIK 1388180

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

Date: January 22, 2010
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	January 22, 2010