Form 10-Q
period 2010-02-28
Ecoland International
filed 2010-04-14
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of   February 28, 2010:  44,650,000 shares of common stock, with a par value of $.001 per share.

PART I
Financial Information

Item 1.    Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
February 28, 2010 and May 31, 2009

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	February 28,	May 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$2,971	$162
Accounts receivable	-	5,059
Other current assets	5,243	-

Total Current Assets	8,214	5,221

FIXED ASSETS, Net	-	-

TOTAL ASSETS	$8,214	$5,221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$60,775	$51,446
Accrued liabilities - related parties	0	0
Notes payable	277,840	243,151
Notes payable - related parties	137,862	39,283

Total Current Liabilities	476,477	333,880

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized,
at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001
par value, 44,650,000 shares issued and outstanding	44,650	44,650
Additional paid-in capital	90,850	90,850
Other comprehensive income	(1,952)	1,496
Deficit accumulated during the development stage	(601,811)	(465,655)

Total Stockholders' Equity (Deficit)	(468,263)	(328,659)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,214	$5,221

	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

						From inception
						on May 31,
	For the Three Months Ended			For the Nine Months Ended		2005 Through
	February 28, 2010			February 28, 2010		February 28,
	2010	2009		2010	2009	2010

REVENUES	$-		$-	$4,646	$5,839	$64,685

COST OF GOODS SOLD	-	-	-	2,427	1,752	47,221

GROSS PROFIT	-		-	2,219	4,087	17,464

EXPENSES

Depreciation and amortization	-		0	0	277	934
General and administrative	45,060		40,872	117,641	80,224	593,561

Total Expenses	45,060		40,872	117,641	80,501	594,495

LOSS FROM OPERATIONS	(45,060)		(40,872)	(115,422)	(76,414)	(577,031)

OTHER INCOME (EXPENSES)

Foreign Currency Adjustment	(853)		0	300	0	4,562
Interest expense	(7,432)		(4,043)	(21,034)	(16,999)	(112,152)

Total Other Expenses	(8,285)		(4,043)	(20,734)	(16,999)	(107,590)

NET INCOME (LOSS)	$(53,345)		$(44,915)	$(136,156)	$(93,413)	$(684,621)

BASIC LOSS PER SHARE	$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	44,650,000		44,650,000	44,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,127)

Common shares issued for
services at $0.001 per share	20,000,000	20,000	-	-	-

Common shares issued for
cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-

Common shares issued for
services at $0.02 per share	650,000	650	12,350	-	-

Net loss for the year ended
May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,560)

Receipt of cash on
subscriptions receivable	-	-	-	20,000	-

Net loss for the year ended
May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,334)

Services contributed by
officers and directors	-	-	2,485	-	-

Net loss for the year ended
May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	44,650	90,850	-	(351,505)

Net loss for the year ended
May 31, 2009	-	-	-	-	(114,150)

Balance, May 31, 2009	44,650,000	44,650	90,850	-	(465,655)

Net loss for the 9 months ended
February 28, 2010 (unaudited)	-	-	-	-	(136,156)

Balance, February 28, 2010
(unaudited)	44,650,000	$44,650	$90,850	$-	$(601,811)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on May 31,
	For the Nine Months Ended		2005 Through
	February 28,		February 28,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(136,156)	$(93,413)	$(684,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	337	1,098
Common stock issued for services	-	-	53,000
Services contributed by officers and directors	90,000	-	92,485
Changes in operating assets and liabilities
Decrease in accounts receivable	5,059	3,658	4,790
Increase in other current assets	(5,243)	(340)	(5,243)
Increase in accounts payable and accrued expenses	9,329	(3,382)	60,775

Net Cash Used by Operating Activities	(37,011)	(93,140)	(477,716)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	34,689	38,799	277,840
Proceeds from issuance of notes payable - related parties	8,579	22,504	137,862

Net Cash Provided by (Used In) Financing Activities	43,268	61,303	495,717

EFFECT OF EXCHANGE RATE CHANGES	(3,448)	32,206	(13,505)

NET INCREASE IN CASH	2,809	369	2,971

CASH AT BEGINNING OF PERIOD	162	13	-

CASH AT END OF PERIOD	$2,971	$382	$2,971

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of February 28, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 - NOTES PAYABLE

At February 28, 2010, the Company had notes payable totaling $277,840 Included in this amount are four separate notes payable to unrelated entities. The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At February 28, 2010 the Company had notes payable  $137,862. These notes are payable to the officer and director of the Company. Each note is due on demand and accrues interest at a rate of 8.0% per annum.

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

The discussion and financial statements contained herein are for the three and nine months ended February 28, 2010 with the three and nine months ended February 28, 2009. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended February 28, 2010 as Compared to Three Months Ended February 28, 2009.

Results of Operations

Net Revenue

During the three months ended February 28, 2010, Ecoland did not generate any sales revenues, as compared to zero revenues for the three-month period ended February 28, 2009.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  The latter point is significant in that the costs of extracting and transporting the guano require a minimum order size or quantity before any benefits from economies of scale can be achieved. Although the revenue generated in the current and comparable quarters is zero, the Company is actively seeking development partners in Europe and U.S.A.

Cost of Sales

Cost of sales for the period three-month period ended February 28, 2010 was $0, compared to $0 for the three-month period ended February 28, 2009.  The cost of sales reflects the lower levels of sales for the period.

Gross Profit

The gross profit for the three-month period ended February 28, 2010 was $0, compared to $0 for the three-month period ended February 28, 2009.  The decrease in gross profit can be attributed to the lower level of sales in the current period.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $45,060 for the three-month period ended February 28, 2010 as compared to $40,872 for the three-month period ended February 28, 2009. The increase in administration fees reflects the accrual of staff costs not previously recognized. The professional service charges for Ecoland International, Inc’s application to the Financial Regulatory Authority in 2009 are not recurring as the Company received clearance from Finra on January 12, 2010.

Net Income (Loss)

We had a loss before taxes of $53,345 for the three month period ended February 28, 2010, as compared to a loss before taxes of $44,915 for the three month period ended February 28, 2009.  The loss before taxes in the period ending February 28, 2010 was impacted by an interest expense of $7,432 arising from increased level of borrowings. The difference between the two quarters can be attributed to the higher level of staff costs incurred in the current period.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended February 28, 2010 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2009

Nine Months Period Ended February 28, 2010 as Compared to Nine Months Ended February 28, 2009.

Results of Operations

Net Revenue

During the nine months ended February 28, 2010, we generated $4,646 in sales revenues, as compared to $5,839 for the nine-month period ended February 28, 2009.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.   The latter point is significant in that the costs of extracting and transporting the guano require a minimum order size or quantity before any benefits from economies of scale can be achieved. Although the revenue generated in the current and comparable quarters is not significant, the Company is actively seeking development partners in Europe and U.S.A.

Cost of Sales

Cost of sales for the period nine-month period ended February 28, 2010 $2,427, compared to $1,752 for the nine-month period ended February 28, 2009.  The decrease in cost of sales pertains directly to a decrease in the product mix sold during the period that was primarily bulk guano sales that have a lower margin than sales of our standard 1Kg product.

Gross Profit

The gross profit for the nine-month period ended February 28, 2010, was $2,219, compared to $4,087 for the nine-month period ended February 28, 2009.  The decrease in gross profit can be attributed to the lower level of sales in the current period and the product mix sold. The gross profit margin on sales at 47.8% for the nine-month period ended February 28, 2010 compares to 70% for the corresponding period, the decrease is due mainly to a one off export order in 2009 with a very high profit margin.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $117,641 for the nine-month period ended February 28, 2010 as compared to $80,501 for the nine-month period ended February 28, 2009.  The increase in administration fees reflects the accrual of staff cost not previously recorded. The company is no longer incurring professional fees relating to our Finra application as this was approved on January 12, 2010.

Net Income (Loss)

We had a loss before taxes of $136,156 for the nine month period ended February 28, 2010, as compared to a loss before taxes of $93,413 for the nine month period ended February 28, 2009.  The loss before taxes in the period ending February 28, 2010 was impacted by an interest expense of $21,034 compared to $16,999 for the nine-month period ended February 28, 2009

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the six month period ended February 28, 2010 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2009

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2009.  We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $476,477 in current liabilities as at February 28, 2010. We have an agreement with 3 note holders to convert $90,000 of notes to Common stock during the quarter ending May 31, 2010. Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2010/11.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended February 28, 2010.

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

PART II
Other Information

Item 1.         Legal Proceedings.

None.

Item 1A.      Risk Factors.

There have been no significant changes in risks facing the business since our 10-K for the year ended May 31, 2009.

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

Date: April 12, 2010
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	April 12, 2010