Form 10-K
period 2010-05-31
Ecoland International
filed 2010-09-08
CIK 1388180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

ECOLAND INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-140396	20-3061959
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
4909 West Joshua Boulevard, Suite 1059
Chandler, Arizona 85226
(Address of principal executive offices)

(602) 882-8771
(Registrant’s Telephone Number)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $191,000

Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ECIT.OB.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of August 25, 2010, there were 88,650,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

FORWARD-LOOKING STATEMENTS

            This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “Ecoland”, “ECIT”, “we”, “us” and “our” are references to Ecoland International, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

We were formed in the State of Nevada on June 24, 2005 under the name Guano Distributors, Inc. Prior to our incorporation, on April 15, 2005, David Wallace, our chief executive officer, chief financial officer and sole director, formed Guano Distributors (Pty) Ltd., a South African registered company, for the purpose of selling Dry-Bar Cave bat guano. On May 15, 2005, Mr. Wallace, transferred all of his ownership interest in Guano Distributors (Pty) Ltd. to the Company. On June 28, 2006, we amended our Articles of Incorporation to change our name to Ecoland International, Inc.

On May 11, 2005, Guano Distributors (Pty) Ltd. executed two non-exclusive letter agreements with Sociaf, LDA, an Angolan company, which provided Ecoland with the non-exclusive right to distribute Sociaf’s Dry-Bar Cave bat guano in the United States, Europe, South Africa, Asia and the Middle East.

Sociaf, which was established in 1989, has a license from the Angolan government to an estimated 350,000 tons of Dry-Bar Cave bat guano in 54 caves located on the properties in which Ecoland’s distribution rights are held. Sociaf had conducted limited operations in Angola since its inception, mostly selling Dry-Bar Cave bat guano regionally in Angola. However, Sociaf had difficulty developing any significant market for its Dry-Bar Cave bat guano due to a lack of capital, management expertise, and the very restrictive business environment in Angola in which it operates.

Consequently, in 2002, Derek Coburn and David Wallace, our chief executive officer, chief financial officer and sole director, were invited by the controlling owners of Sociaf to provide consulting services for the purpose of overcoming the many obstacles in the business environment in Angola, and to help expand the business.

In August 2003, Messrs. Coburn and Wallace completed a business plan that involved implementation of selling Dry-Bar Cave bat guano into the South African market. The business plan identified that the best potential for the guano would be to export it out of Angola to countries that had developed markets for the product, mainly the United States and Europe. Messrs. Coburn and Wallace determined that since the Angolan economy is not very sophisticated by First World standards, it would be possible to achieve a higher price and sales volumes for the bat guano by exporting it and adding value to the raw material by packaging the product and selling it under the brand name “Ecoland Guano.”

Description of Business

Ecoland International, Inc. is in the business of developing Dry-bar cave bat guano from deposits in Angola/Mozambique as an organic fertilizer for use in organic farming. We currently market and sell the Dry-Bar Cave bat guano, which we are licensed to distribute, in Europe, mainly the United Kingdom, and in South Africa. The logistics of distribution have been arranged in such a way that the bat guano is transported, using local trucking contractors, to shipping ports in Angola, and shipped via cargo ships. Presently, there are no contracts between Ecoland and shipping lines; however, we intend to approach shipping lines to obtain contracts once sufficient volume of bat guano sales has been achieved.

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

Dry-bar cave bat guano is distinct among all other organic fertilizers, as it is broken down over many years by the microbial activity that is indigenous to the dark, humid environment found inside caves. This biological process results in a stable, natural, odorless fertilizer. Dry-bar cave bat guano contains live microbial flora, which when incorporated in the soil, acts on the organic matter to make nutrients available to the plants. The nutrients found in Dry-Bar Cave bat guano are the same that are artificially added to modern chemical fertilizer, including nitrogen, phosphates, potassium, calcium and magnesium. As an added bonus, bat guano also contains other beneficial trace elements that are non-chemical and are naturally occurring through the breakdown process, with no man-made interventions. The Dry-Bar Cave bat guano is so called because the guano comes from insect eating bats and is found in a dry form in caves.

With the expansion of organic farming, and the increased demand for organically grown fruits and vegetables from consumers in South Africa, Europe, and the United States, bat guano fertilizer is once again becoming a valuable commodity.

Dry-Bar Cave bat guano is a natural product and contains no synthetic chemicals used in general fertilizers and so is suited to organic farming, which requires that only naturally occurring products be used to produce organic crops.

The guano is in effect re-discovered and exists in sufficient quantities to make commercial exploitation viable in terms of selling a value added product. Dry-Bar Cave bat guano cannot be manufactured and its usage is dependent upon finding new guano deposits or managing existing deposits.

The Dry-Bar Cave bat guano which we have a license to distribute is considered a slow release fertilizer, which saves valuable time and money for farmers, since the use of it helps avoid multiple fertilizer applications.

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

The size of the market in the U.S.A. for organic fertilizers is unknown; however, the demand for organically produced foods has been increasing at 20% per years since 2004 when the market size was $10.4 Billion, according to the Organic Trade Association.

Marketing

The Company continues to research markets for customers and distributors for “Ecoland” Bat Guano. However, the Company continues to be limited in its marketing and sales objectives by a lack of working capital.

Regulation

In order to import the guano into South Africa, an import permit is required, which requires that the guano be registered with the Department of Agriculture as a fertilizer pursuant to South African law, Act 36 of 1947. We possess the requisite permit that registers our bat guano as a Group 2 fertilizer. Once the guano is in South Africa, it is then repackaged according to customer requirements both for the local market and for the export market.

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

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Within the United States the situation is different as there is a developed market for bat guano; however, the restriction is on supply.

Our advantage is access to a significant supply that can be sold in bulk or in smaller packages as a value added product.

Employees; Identification of Certain Significant Employees

As of May 31, 2010, the company had one full-time employee, Mr. David A.Wallace.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this Report . If any of the risks discussed in this Report actually occur, our business, financial condition and results of operations could be materially and adversely affected, the price of our shares could decline significantly and you may lose all or a part of your investment. Our forward-looking statements in this Report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Risks Related to Our Business

We have incurred significant losses to date and expect to continue to incur losses.

During the fiscal year ended May 31, 2010, we incurred a net loss of $244,179, compared to a net loss of $114,150 for the fiscal year ended May 31, 2009. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

We are highly dependent upon the efforts of David Wallace, our chief executive officer, chief financial officer and sole director. The loss of the services of Mr. Wallace could impede the achievement of development and commercialization of our Dry-Bar Cave bat guano fertilizer operations. We do not have key man life insurance on the life of Mr. Wallace.

We have limited resources to market the Dry-Bar Cave bat guano.

Due to our limited resources, the execution of our business model and sales and marketing of the Dry-Bar Cave bat guano has been limited to date. If we are unable to successfully execute our marketing plans with limited resources, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations. In such event, you may lose your entire investment.

We are a development stage company.

We are a development stage company that has to date principally been engaged in the logistics involved in implementing our business plan, arranging for the necessary working capital and setting up preliminary operations in Angola and South Africa. The following analyze the risks that are more qualitative and management opinion based:

Strategic Risk.  This risk can be broken down into two components, Angola and Export markets. In Angola, there are further deposits of guano available, but none are being exploited at the moment. One can therefore expect new supplies of guano to come onto the market once our marketing efforts are noticed. This threat can be countered by:

•	Accepting it as normal competition that is vital for the development of markets;

•	We have the necessary legal documents, licenses and exploration rights to incorporate these new deposits into our existing business either through co-operation or incorporation;

•	We are mainly export orientated as better margins can be achieved and these markets are larger;

•
In export markets, mainly Europe, there are not many suppliers of guano at the moment. However, we assume that further supplies will enter the market as the market develops, as guano is not exclusive to Angola. This risk can be countered by:

o	Ecoland has a slight time advantage in that we have performed considerable marketing and research and have an existing customer base upon which to expand;

o
Ecoland will be first to the market, inasmuch as there is very little guano in the European market in the form we envisage. In addition, we have satisfied customers using the product at present in the United Kingdom;

o
The market is big enough to support many producers. It could be a slight advantage as the market is bigger than the supplies of guano. Thus, allowing guano to become a niche product at a premium price.

            Country Risk. Our business currently operates in two countries with extraction taking place in Angola and processing taking place in South Africa. South Africa is an accepted international investor destination. Standard and Poors (S&P) gave South Africa a risk rating BBB+/A-2. . This is based on the fact that the government has implemented sensible fiscal policies and has managed to bring spending under control. For a full review of South Africa risk profile, see http://www.mbendi.co.za/land/af/sa/p0005.htm. Angola has a fast-growing economy largely due to a major oil boom, but it also ranks in the bottom 10 of most socio-economic indicators. See http://www.buyusa.gov/southafrica/en/416.html, for a full economic review of Angola. Although we are not in those industries, our risk is limited to a basic extraction infrastructure. The value added aspects of the business, i.e., packaging takes place outside Angola in South Africa.

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

Business. Our business has been set up in order to diversify risks at the development stage of the business. We will operate in two countries and although this will add to the costs of running the business it has many advantages as well. Primarily, we know the guano can be transported to South Africa and once in this country all the required materials are available to produce the final product. That is, packaging, labelling, plastic containers, efficient transport, good communications in a reasonable cost environment. We aim to be mainly export orientated and the most critical part of this is meeting the export and local customers’ requirements of timely delivery. From South Africa, we can do this because of the established infrastructure.

Risks Relating to Our Stock

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its price of $0.001 per share on the date of this report, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our chief executive officer, David Wallace, and another stockholder own approximately 58 percent of our common stock. This concentration of ownership could discourage or prevent a potential takeover of Ecoland that might otherwise result in your receiving a premium over the market price for your common stock.

Mr. Wallace and Capital Sense, Ltd. own in the aggregate 52,000,000 shares of our common stock, which represent approximately 58% of our issued and outstanding common stock as of the date of this Report. The result of the ownership of our common stock by Mr. Wallace and Capital Sense, Ltd. is that they have voting control on all matters submitted to our stockholders for approval and are able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Ecoland that might otherwise result in your receiving a premium over the market price for your common stock.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board may generally issue shares of our common stock to pay for debt or services, without further approval by our stockholders based upon such factors, as our board of directors may deem relevant at that time.

During the year ended May 31, 2010 the company issued 18,000,000 shares at a price of $0.005 in the amount of $90,000 to settle a portion of the outstanding Notes Payable. No shares were issued to reduce Notes Payable in the period ending May 31, 2009.

From inception until May 31, 2009, we issued a total of 20,000,000 shares of our common stock to Capital Sense Limited in payment for services rendered and an additional 20,000,000 shares to Mr. Wallace in exchange for his transfer of ownership in our subsidiary, Guano Distributors (Pty) Ltd, a further 12,000,000 shares were issued to Mr. Wallace during year ended May 31, 2010 (2009; Nil) in lieu of salary.

We may issue additional securities to pay for services and reduce debt in the future or under such other circumstances we may deem appropriate at the time. Such issuance of our equity securities may dilute your proportionate ownership and voting rights as our stockholders. The company has outstanding Notes Payable of $242,198 as at May 31, 2010.

 Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.      PROPERTIES

Our offices are currently located at 4909 West Joshua Boulevard, Suite 1059, Chandler, AZ and our telephone number is (602) 882-8771. As of the date of this filing, we have not sought to move or change our office site.  This space is being utilized on a temporary basis free of charge to save costs. The space is utilized for general office purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

ITEM 3.      LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board since July 12, 2010, under the symbol ECIT.OB. Although there has not been any active trading market as of the date of this Report. We currently have 88,650,000 shares of our common stock issued and outstanding, which are held of record and beneficially owned by 50 persons.

2010 Calendar Year	High Bid		Low Bid
Third Quarter: 7/1/10 to 8/25/10	$	Nil	$	Nil
Second Quarter: 4/1/10 - 6/30/10	$	Nil	$	Nil
First Quarter: 1/1/10 - 3/31/10	$	Nil	$	Nil

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of August 25, 2010, an aggregate of 88,650,000 shares of our common stock were issued and outstanding and were owned by approximately 50 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended May 31, 2010, the following transactions in the Company’s unregistered shares were undertaken.

1.	On June 1, 2009, 4,000,000 Common shares were issued to Robert Russell as per the terms and conditions of the Consulting Agreement between the Company and Robert Russell.

2.	On January 6, 2010, 12,000,000 Common shares were issued to David A. Wallace in lieu of salary payments as per the terms and conditions of the Employment Agreement.

3.	On February 22, 2010, 6,000,000 Common shares were issued to Raymond Russell for settlement of outstanding Notes payable.

4.	On February 22, 2010, 6,000,000 Common shares were issued to Stephen Treanor for settlement of outstanding Notes payable.

5.	On February 22, 2010, 6,000,000 Common shares were issued to Donna Boyle for settlement of outstanding Notes payable.

 Re-Purchase of Equity Securities

None.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Year Ended May 31, 2010 as Compared to the Year Ended May 31, 2009

Net Revenues

Net revenues for the year ended May 31, 2010 were $8,775 compared to $9,360 for the year ended May 31, 2009. The company has been unable to increase net revenues over the comparative period due to a reduced sales and marketing effort brought about through a lack of working capital that has also affected the stock of Guano available for sale.

To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  The latter point is significant in that the costs of extracting and transporting the guano require a minimum order size or quantity before any benefits from economies of scale can be achieved.

Cost of Goods Sold

Cost of sales for the year ended May 31, 2010 were $4,970 compared to $3,525 for the year ended May 31, 2009. The decline in the cost of goods sold is in due to the decline in net revenues. The Gross profit percentage was 43.4% for the period compared to 62% for the period ended May 31, 2009.

Operating Expenses

Operating expenses for the year ended May 31, 2010 was $179,702 compared to $91,332 for the year ended May 31, 2009. The increase in expenses was due in part to an increase in general and administrative expenses arising from the inclusion of an accrual for salaries for personnel not recorded in prior years.  No capital expenditure took place during the year.

Interest expense for the period ending May 31, 2010 was $68,775 compared to $28,653 for May 31, 2009. The increase in interest expense reflects a higher level of debt in the Company and recognition of settlement interest on Notes Payable in the amount of $37,267.

Net Loss

Net loss for the year ended May 31, 2010 was $244,179 compared to $114,150 for the year ended May 31, 2009. This change was due to an increase in general and administrative expenses and a higher interest paid charge.

Liquidity and Capital Resources

As of May 31, 2010, our current assets were $7,251 and current liabilities were $475,260. Our stockholder's deficit at May 31, 2010 was $468,009. We had a net usage of cash by operating activities for the twelve months periods ended May 31, 2010 and 2009 of $9,848 and $113,787 respectively.

We had net cash provided by financing activities of $9,724 for the period ending May 31, 2010 compared to $113,936 for the period ended May 31, 2009. The company has been unable to raise funds through the issue of shares or through borrowings, which we believe to be primarily due to a decline in liquidity and lending in markets arising from the world financial crisis.

Material Agreements

During the year we entered into a distribution agreement with Beijing Huafeitailai Trading Company Limited to distribute Dry-Bar Cave bat guano in China, the agreement was signed on May 12, 2010 and is valid until May 3, 2015.

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

Accounts Receivable. Accounts receivable balances are stated net of allowances for doubtful accounts. Ecoland records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, Ecoland takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and historical activity. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in operating expenses in Ecoland’s statements of operations. Write-offs of uncollectable accounts are charged against the allowance for doubtful accounts.

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

On June 1, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements, which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of this guidance for non-financial assets and liabilities recorded at fair value, as required. The adoption of this new guidance had no impact on our financial statements.

In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for non-controlling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including non-controlling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements because we have not had any significant business combinations since that date.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit 1
e-mail larryodonnelcpa@comcast.net	Aurora, Colorado 80014
www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ecoland International, Inc.
Chandler, Arizona

I have audited the accompanying consolidated balance sheet of Ecoland International, Inc. and subsidiaries as of May 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecoland International, Inc. and subsidiaries as of May 31, 2010, and the results of their operations and cash flows for the year ended May 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $709,835  through the period ended May 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Larry O’Donnell, CPA, P.C.
August 18, 2010

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

May 31,
2010

ASSETS

CURRENT ASSETS

Cash	$38
Accounts receivable	3,508
Inventory	3,705

Total Current Assets	7,251

TOTAL ASSETS	$7,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$71,502
Accrued liabilities - related parties	0
Notes payable	242,198
Notes payable - related parties	161,560

Total Current Liabilities	475,260

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 50,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 44,650,000 shares issued and outstanding	78,650
Additional paid-in capital	166,850
Deficit accumulated during the development stage	(709,835)
Other Comprehensive Income	(3,674)

Total Stockholders' Equity (Deficit)	(468,009)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$7,251

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

			From inception
			on April 15,
	For the Years Ended		2005 Through
	May 31,		May 31,
	2010	2009	2010

REVENUES	$8,775	$9,360	$64,286

COST OF GOODS SOLD	4,970	3,525	47,398

GROSS PROFIT	3,805	5,835	16,888

EXPENSES

Depreciation and amortization	-	337	935
General and administrative	179,702	90,995	583,102

Total Expenses	179,702	91,332	584,037

LOSS FROM OPERATIONS	(175,897)	(85,497)	(567,149)

OTHER INCOME (EXPENSES)

Currency translation adjustment	493	3,112	3,605
Interest expense	(68,775)	(31,765)	(146,291)

Total Other Expenses	(68,282)	(28,653)	(142,686)

NET INCOME (LOSS)	$(244,179)	$(114,150)	$(709,835)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	78,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,128)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-
Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-
Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-
Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,561)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-
Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,335)

Services contributed by officers and directors	-	-	2,485	-	-
Net loss for the year ended May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	$44,650	$90,850	$-	$(351,506)

Net loss for the year ended May 31, 2009	-	-	-	-	(114,150)

Balance, May 31, 2009	44,650,000	$44,650	$90,850	$-	$(465,656)

Common shares issued for Notes Payable at $0.005 per share	18,000,000	18,000	72,000	-	-
Common shares issued for services at $0.002 per share	4,000,000	4,000	4,000	-	-
Common shares issued for services at $0.001 per share	12,000,000	12,000	-	-	-
Net loss for the year ended May 31, 2010	0	0	0	-	(244,179)

Balance, May 31, 2010	78,650,000	78,650	166,850	-	(709,835)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on April 15,
	For the Years Ended		2005 Through
	May 31,		May 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(244,179)	$(114,150)	$(709,834)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	337	2,996
Common stock issued for Notes Payable	98,000	-	98,000
Common stock issued for Services	0	0	53,000
Other comprehensive income	(5,171)	1,497	(5,171)
Accrued Services by Officers & Directors	123,600	-	138,085
Changes in operating assets and liabilities
Decrease in accounts receivable	1,551	(325)	(3,508)
Increase in Inventory	(3,705)	0	(3,705)
Increase in accounts payable and accrued expenses	20,056	(1,146)	71,502

Net Cash Used by Operating Activities	(9,848)	(113,787)	(358,635)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	5,635	78,749	242,198
Proceeds from issuance of notes payable - related parties	4,089	35,187	37,960

Net Cash Provided by Financing Activities	9,724	113,936	360,173

NET DECREASE IN CASH	(124)	149	13

CASH AT BEGINNING OF PERIOD	162	13	-

CASH AT END OF PERIOD	$38	$162	$13

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of May 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Net deferred tax assets consist of the following components as of:
	May 31,	May 31
	2010	2009
Deferred tax assets
NOL Carryover	$158,737	$158,737

Valuation allowance	(158,737)	(158,737)

Net deferred tax asset	$-	$-

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the periods ended:

	May 31,	May 31,
	2009	2008

Book income (loss)	$(44,519)	$(44,519)
Common stock issued for services	-	-
Foreign subsidiary losses	-	-

Valuation allowance	44,519	44,519

	$-	$-

At May 31, 2010, the Company had net operating loss carry forwards of approximately $290,000 that may be offset against future taxable income through the year 2028.  No tax benefit has been reported in the May 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On June 1, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements, which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of this guidance for non-financial assets and liabilities recorded at fair value, as required. The adoption of this new guidance had no impact on our financial statements.

In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for non-controlling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including non-controlling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements because we have not had any significant business combinations since that date.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.

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

NOTE 3 -         COMMON STOCK

During the year ended May 31, 2006, the Company issued 20,000,000 shares to Capital Sense Limited in payment for services valued at $20,000, which is the estimated fair value of the services performed.  The Company also issued 650,000 shares for services performed by various consultants valued at $13,000 and 4,000,000 shares for cash of $80,000. The services were valued at the fair value of the shares given. During the year ending May 31,2010 the Company issued 4,000,000 to Mr. R. Russell for services performed under a consulting agreement, the shares were issued at $0.005 an amount of $8,000.

During the year ended May 31, 2005, the Company issued 20,000,000 shares of common stock to Mr. David Wallace. The stock was granted to Mr. Wallace as consideration for Mr. Wallace’s transfer of his ownership in Guano Distributors (Pty) Ltd.  In addition, pursuant to the transfer of ownership, Mr. Wallace agreed to perform certain administrative and consulting services for the Company.  These services were valued at $20,000, were performed subsequent to the transfer of ownership, and were expensed during the year ended May 15, 2006.

The Company issued 12,000,000 shares to Mr. Wallace during the year ended May 31, 2010, the shares were issued in settlement of part of accrued salary at par value.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 4  -        NOTES PAYABLE

At May 31, 2010, the Company had notes payable totaling $242,198.  Included in this amount are three notes payable to unrelated entities.  The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

Included in Notes Payable are three notes each with a combined value of  $108,392 as at May 31, 2010, these Notes are convertible notes that were issued on December 16, 2006 with a maturity of one year and expired on December 15, 2007. These two notes were recorded with SEC on August 14, 2007. During the year the Company settled  $90,000 of the notes by issuing 18,000,000 shares of common stock at $.005 per share. The outstanding notes will be converted during the quarter ending August 2010.

NOTE 5 -         NOTES PAYABLE – RELATED PARTIES

At May 31, 2010, the Company had notes payable to related parties totaling $161,560.  These notes are payable to various officers and directors of the Company.  Each note is due on demand and accrues interest at a rate of 8.0% per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our independent accountant, Larry O’Donnell, CPA. There are currently no outstanding disagreements with the independent accountant.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

ITEM 9B.      OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
David A. Wallace	49	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	2005

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Wallace – Mr. Wallace graduated from the University of Cape Town, South Africa, with a Bachelors of Business Science and Bachelors of Commerce. Mr. Wallace is a chartered accountant and belongs to the South African Institute of Chartered Accountants. His trade experience comes from living in Hong Kong and Thailand. He also has extensive networking contacts in Asia and Russia, where he ran his own import/export company. From May 2005 to the date of this report, Mr. Wallace was the managing director of our wholly-owned subsidiary, Guano Distributors (Pty) Ltd. and the chief executive officer, chief financial officer and director of Ecoland. From June 2004 until February, 28, 2005, he was a consultant to Sociaf’s export development project. From April 2004 until May 31, 2005, he was employed by Ice Blue Solutions Ltd. located in the United Kingdom, performing financial management for a software development company. From 1997 to May 2004, he was a director of Covco (Hong Kong) Limited, and was involved in sourcing safety products from countries in the Far East, mainly China, for export to Europe.

Identify Significant Employees

We have no significant employees other than David Wallace, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director. We have an Employment Agreement with Mr. David A. Wallace effective June 1, 2009.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)           any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)           any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)           being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission.  We believe that all Section 16(a) filing requirements were complied with in the fiscal year ended May 31, 2010, except as set forth below:

David A. Wallace
•	Form 5 for the fiscal year ended May 31, 2008 for David Wallace.
•	Form 5 for the fiscal year ended May 31, 2009 for David Wallace.
•	Form 4 reflecting the issuance of 12,000,000 shares to David Wallace.
•	Form 5 for the fiscal year ended May 31, 2010 for David Wallace.

Capital Sense LTD
•	Form 3 for the initial 20,000,000 shares issued to Capital Sense LTD.
•	Form 5 for the fiscal year ended May 31, 2008 for Capital Sense LTD.
•	Form 5 for the fiscal year ended May 31, 2009 for Capital Sense LTD.
•	Form 5 for the fiscal year ended May 31, 2010 for Capital Sense LTD.

All delinquent forms will be filed as soon as practicable.
ITEM 11.       EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending May 31, 2010 and 2009.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Wallace (1)	2010	$108,000		$12,000					$120,000
	2009	$2,000	-	-	-	-	-	-	$2,000

Narrative Disclosure to Summary Compensation Table

(1)	Our chief executive officer and chief financial officer.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended May 31, 2010 and 2009.

Compensation of Directors

Our director who is also our employee receives no extra compensation for his service on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on May 31, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	David A. Wallace c/o Ecoland International, Inc. 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226	32,000,000	36.1%
Total of all executive officers and directors		32,000,000	36.1%

Beneficial Shareholders greater than 5%
Common Stock	Capital Sense Limited c/o Ecoland International, Inc. 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226	20,000,000	22.6%
Common Stock	Raymond Russell 36 Innisfree Park Newry Co, Down Ireland	6,000,000	6.77%
Common Stock	Stephen Treanor 6 Carriffvale Dublin Road Newry Co, Down Ireland	6,000,000	6.77%
Common Stock	Donna Boyle 25 Oaklands, Warren Point Rd., Newry Co, Down Ireland	6,000,000	6.77%
Total of Beneficial Owners		38,000,000	42.91%

(1)
Applicable percentage of ownership is based on 78,650,000 shares of common stock outstanding on May 31, 2010. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of May 31, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on May 31, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	David A. Wallace (1)	32,000,000	36.1%

Common Stock	Directors and Officers as a Group	32,000,000	36.1%

Narrative to Security Ownership of Management Table

(1)          Mr. Wallace is our chief executive officer and chief financial officer.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

None.

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•           disclosing such transactions in reports where required;
•           disclosing in any and all filings with the SEC, where required;
•           obtaining disinterested directors consent; and
•           obtaining shareholder consent where required.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended May 31, 2010		Year Ended May 31, 2009
Audit fees		$12,000		$10,500
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$12,000		$10,500

Audit Fees

During the fiscal year ended May 31, 2010, we incurred approximately $12,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2010.

During the fiscal year ended May 31, 2009, we incurred approximately $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2009.

Audit-Related Fees

The fees billed by Larry O’Donnell, CPA in each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our audited financial statements, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2010 and May 31, 2009 were $0 and $0, respectively.

Tax Fees

There were no fees billed Larry O’Donnell, CPA for tax compliance services for review of federal and state tax returns, tax advice and planning, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2010 and May 31, 2009.

All Other Fees

There were no other fees billed by Larry O’Donnell, CPA, for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees and Tax Fees.

Our board of directors considers the provision of these services to be compatible with maintaining the independence of Larry O’Donnell. In the past, our board of directors has reviewed and approved the fees to be paid to Larry O’Donnell, CPA. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. We believe that the fees negotiated in the past with the auditors were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

PART IV
ITEM 15.       EXHIBITS.

(a)           Documents filed as part of this Report.

1.            Financial Statements.  The Consolidated Balance Sheet of Ecoland International, Inc., and subsidiaries as of May 31, 2010 and 2009, the Consolidated Statements of Operations for the year ended May 31, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development  stage to May 31, 2010, and Statements of Cash Flows for the year ended May 31, 2010, and together with the notes thereto and the report of Larry O’Donnell, CPA thereon appearing in Item 8 are included in this 2010 Annual Report on Form 10-K.

3.            Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.
Exhibit
Number	Description of Exhibit	Filing
3.1	Amended and Restated Articles of Incorporation	Filed with the SEC on February 1, 2007 as part of our Registration Statement on Form SB-2.
3.2	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on February 1, 2007 as part of our Registration Statement on Form SB-2.
3.3	Bylaws	Filed with the SEC on February 1, 2007 as part of our Registration Statement on Form SB-2.
10.1	Employment Agreement between the Company and David A. Wallace	Filed with the SEC on December 30, 2009 as part of our Quarterly Report on Form 10-Q.
10.2	Settlement Agreement between the Company and Raymond Russell dated December 15, 2009	Filed herewith.
10.3	Settlement Agreement between the Company and Stephen Treanor dated December 15, 2009	Filed herewith.
10.4	Settlement Agreement between the Company and Donna Boyle dated December 15, 2009	Filed herewith.
10.5	Consulting Agreement between the Company and Robert Russell dated June 1, 2009	Filed herewith.
14.1	Code of Ethics	Filed with the SEC on September 15, 2008 as part of our Annual Report on Form 10-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLAND INTERNATIONAL, INC.

Dated: September 4, 2010	s/ David Wallace
By: David A. Wallace
Its: President and Principal Executive Officer

Dated: September 4, 2010	s/ David Wallace
By: David A. Wallace
Its: Chief Financial Officer and Principal Accounting Officer