Form 10-Q
period 2010-08-31
Ecoland International
filed 2010-10-14
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
 __________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2010: 88,650,000 shares of common stock, with a par value of $.001 per share.

PART I

Financial Information

Item 1.	Financial Statements.
ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
May 31, 2010 and August 31, 2010

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

		August 31,	May 31,
	Notes	2010	2010
		(Unaudited)

ASSETS

CURRENT ASSETS

Cash		$(17)	$38
Accounts receivable		-	3,508
Inventory		3,828	3,705

Total Current Assets		3,811	7,251

TOTAL ASSETS		$3,811	$7,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities		$74,906	$71,502
Accrued liabilities - related parties		0	0
Notes payable	3	268,458	242,198
Notes payable - related parties	4	194,631	161,560

Total Current Liabilities		537,995	475,260

STOCKHOLDERS' EQUITY (DEFICIT)

Series A, Preferred stock; 100 shares authorized, at $0.001 per share, -0- shares issued and outstanding	5	-	-
Series B, Preferred stock; 1,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding		-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 88,650,000 shares issued and outstanding		88,650	78,650
Additional paid-in capital		256,850	166,850
Subscription Receivable		(100,000)	0
Other comprehensive income		(10,497)	(3,674)
Deficit accumulated during the development stage		(769,187)	(709,835)

Total Stockholders' Equity (Deficit)		(534,184)	(468,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		$3,811	$7,251

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

			From inception
			on May 31,
	For the Three Months Ended		2005 Through
	August 31,		August 31,
	2010	2009	2010

REVENUES	$-	$-	$64,286

COST OF GOODS SOLD	-	-	47,398

GROSS PROFIT	-	-	16,888

EXPENSES

Depreciation and amortization	-	-	935
General and administrative	49,969	35,667	633,071

Total Expenses	49,969	35,667	634,006

LOSS FROM OPERATIONS	(49,969)	(35,667)	(617,118)

OTHER INCOME (EXPENSES)

Foreign currency adjustment	421	362	4,026
Interest expense	(9,804)	(6,579)	(156,095)

Total Other Expenses	(9,383)	(6,217)	(152,069)

NET INCOME (LOSS)	$(59,352)	$(41,884)	$(769,187)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	88,650,000	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Balance, May 31, 2005	20,000,000	20,000	15	-	(29,128)

Common shares issued for services at $0.001 per share	20,000,000	20,000	-	-	-
Common shares issued for cash at $0.02 per share	4,000,000	4,000	76,000	(20,000)	-
Common shares issued for services at $0.02 per share	650,000	650	12,350	-	-
Net loss for the year ended May 31, 2006	-	-	-	-	(88,433)

Balance, May 31, 2006	44,650,000	44,650	88,365	(20,000)	(117,561)

Receipt of cash on subscriptions receivable	-	-	-	20,000	-
Net loss for the year ended May 31, 2007	-	-	-	-	(157,774)

Balance, May 31, 2007	44,650,000	44,650	88,365	-	(275,335)

Services contributed by officers and directors	-	-	2,485	-	-
Net loss for the year ended May 31, 2008	-	-	-	-	(76,171)

Balance, May 31, 2008	44,650,000	$44,650	$90,850	$-	$(351,506)

Net loss for the year ended May 31, 2009	-	-	-	-	(114,150)

Balance, May 31, 2009	44,650,000	$44,650	$90,850	$-	$(465,656)

Common shares issued for Notes Payable at $0.005 per share	18,000,000	18,000	72,000	-	-
Common shares issued for services at $0.002 per share	4,000,000	4,000	4,000	-	-
Common shares issued for services at $0.001 per share	12,000,000	12,000	-	-	-
Net loss for the year ended May 31, 2010	0	0	0	-	(244,179)

Balance, May 31, 2010	78,650,000	78,650	166,850	-	(709,835)

Common shares issued for cash at $0.01 per share	10,000,000	10,000	90,000	(100,000)	-

Net loss for the Quarter ended August 31, 2010	0	0	0	0	(59,352)

Balance, August 31, 2010	88,650,000	88,650	256,850	(100,000)	(769,187)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on May 31,
	For the Three Months Ended		2005 Through
	August 31,		August 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(59,352)	$(41,884)	$(769,187)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	0	2,996
Common stock issued for Notes Payable	-	-	98,000
Common stock issued for services	-	-	53,000
Accrued Services contributed by officers and directors	33,071	-	159,156
Accrued Interest on Notes Payable	13,760	-	13,760
Changes in operating assets and liabilities
Decrease in accounts receivable	3,508	(120)	-
Increase in Inventory	(123)	-	(3,828)
Increase in accounts payable and accrued expenses	3,404	32,038	71,502

Net Cash Used by Operating Activities	(5,732)	(9,966)	(374,601)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net Cash Used by Investing Activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	12,500	9,741	268,631
Proceeds from issuance of notes payable - related parties	0	6,872	37,960

Net Cash Provided by (Used In) Financing Activities	12,500	16,613	386,606

EFFECT OF EXCHANGE RATE CHANGES	(6,823)	(3,774)	(10,497)

NET INCREASE IN CASH	(55)	2,873	(17)

CASH AT BEGINNING OF PERIOD	38	162	-

CASH AT END OF PERIOD	$(17)	$3,035	$(17)

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of August 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 - NOTES PAYABLE

At August 31, 2010, the Company had notes payable totaling $268,453 Included in this amount are four separate notes payable to unrelated entities. The notes are due on demand and accrue interest at a rate of 8.0 percent per annum.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At August 31, 2010 the Company had notes payable  $194,631. These notes are payable to the officer and director of the Company. Each note is due on demand and accrues interest at a rate of 8.0% per annum.

Note 5 – CAPITAL STRUCTURE

As of August 31, 2010, the company’s capital structure consisted of common shares and Series A and B preferred shares.

There were 500,000,000 common shares authorized with a par value of $0.001 and 88,650,000 million shares outstanding.

On July 27, 2010 the Company created 100 Series A preferred shares with a par value of $0.001. No Series A shares were issued during the period.  Each share of Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock have.  In addition, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect three (3) directors (the “Series A Directors”).  The holders of the Series A Preferred Stock may waive their rights to elect such three (3) directors at any time and assign such right to the board of directors to elect such directors; and (b) the holders of a majority of the shares of common stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect two (2) directors.

On July 27, 2010 the Company created 1,000,000 Series B preferred shares with a par value of $0.001. No Series B shares were issued during the period. The Series B Preferred Stock shall vote or act by written consent together with the common stock and not as a separate class.  Each share of Series B Preferred Stock shall have that number of votes equal to five thousand (5,000) shares of common stock at any special or annual meeting of the stockholders of the Company and in any act by written consent in lieu of any special or annual meeting of the stockholders of the Company.  In the case the Company shall at any time subdivide (by any share split, share dividend or otherwise) its outstanding shares of common stock into a greater number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such subdivision, shall be proportionately increased and, conversely, in case the outstanding common stock shall be combined into a smaller number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such combination, shall be proportionately reduced.

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

The discussion and financial statements contained herein are for the three months ended August 31, 2010 with the three months ended August 31, 2009. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended August 31, 2010 as Compared to Three Months Ended August 31, 2009.

Results of Operations

Net Revenue

We did not generate any sales revenue during the three month period ended August 31, 2010, as compared to $0 for the three month period ended August 31, 2009. Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business. To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales. Revenue is also affected by seasonality, that is to say sales will differ between summer and winter in the target markets, the current period corresponded to winter in Southern Africa.

Cost of Sales

There were no cost of sales for the three month period ended August 31, 2010, which was in line with sales revenues for the comparative period.

Gross Profit

The gross profit for the three-month period ended August 31, 2010, was in line with revenue generation at zero. We generated gross profit of $0 for the three-month period ended August 31, 2009. The decrease in gross profit can be attributed to the lower level of sales in the current period arising from the seasonality of the product.

  General, Administrative and Selling Expenses

We incurred general and administrative costs of $49,969 for the three-month period ended August 31, 2010 as compared to $35,667 for the three-month period ended August 31, 2009. The increase in General and administrative expenses in the current period can be attributed to an increase in professional fees paid by the Company to obtain Depository Trust Company Eligibility. The Company paid $10,000 during this period for legal and financial advisory services to independent individuals.

Net Income (Loss)

We had a loss before taxes of $59,352 for the three month period ended August 31, 2010, as compared to a loss before taxes of $41,884 for the three month period ended August 31, 2009. The loss before taxes in the period ending August 31, 2009 was impacted by an interest expense of $9,804 compared to $6,579 for the three-month period ending August 31, 2009.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended August 31, 2010 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended August 31, 2009.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2010. We do not currently have sufficient capital to meet our short-term cash requirements. We will continue to need to raise additional funds to conduct our business activities in the next twelve months. We owe approximately $537,995 in current liabilities. Additionally, we estimate that we will need approximately $500,000.00 to expand operations through the end of the fiscal years 2010/11. These operating costs include general and administrative expenses and the deployment of inventory. We have raised funds through the sale of our common stock in prior years. During the three months ended August 31, 2010 we issued 10,000,000 shares at $0.01 to raise funds.

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

We are highly dependent upon the efforts of David Wallace, our chief executive officer, chief financial officer and sole director. . The loss of the services of Mr. Wallace could impede the achievement of development and commercialisation of our dry bar cave bat guano fertilizer operations. We do not have key man life insurance on the life of Mr. Wallace.

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

During the quarter ending August 31, 2010 the Company issued 10,000,000 shares at $0.01 to raise $100,000.

We may issue additional securities to pay for services and reduce debt in the future or under such other circumstances we may deem appropriate at the time. Such issuance of our equity securities may dilute your proportionate ownership and voting rights as our stockholders. The company has outstanding Notes Payable of $268,458 as at August 31, 2010.

The Company filed a Form 8-K on September 1, 2010 disclosing the creation of Series A and B preferred shares and notifying shareholders of a Material Modification to Rights of Security Holders. No Series A or B preferred shares were issued during the quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

The Company filed a Form 8-K on September 1, 2010 disclosing the creation of Series A and B preferred shares.

Item 6.	Exhibits

Exhibit No.	Identification of Exhibit

31.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David Wallace, Chief Executive Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David Wallace, Chief Financial Officer of Ecoland International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLAND INTERNATIONAL, INC.

Date: October 14, 2010	By:	/s/ David Wallace
David Wallace, Chief Executive Officer

Date: October 14, 2010	By:	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	Date: October 14, 2010