Form 10-Q
period 2010-11-30
Ecoland International
filed 2011-01-14
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 000-53006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of   November 30, 2010:  88,650,000 shares of common stock, with a par value of $.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
November 30, 2010

Page Intentionally Left Blank

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	November 30,	May 31,
	2010	2010
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$1,395	$38
Accounts receivable	11,414	3,508
Inventory	1,924	3,705

Total current assets	14,733	7,251

TOTAL ASSETS	$14,733	$7,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$76,201	$71,502
Notes payable	291,063	242,198
Notes payable - related parties	231,363	161,560

Total current liabilities	598,627	475,260

STOCKHOLDERS' EQUITY (DEFICIT)

Series A, Preferred stock; 100 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Series B, Preferred stock; 1,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 88,650,000 and 78,650,000 shares issued and outstanding at November 30, 2010 and May 31, 2010, respectively	88,650	78,650
Additional paid-in capital	256,850	166,850
Subscription Receivable	(100,000)	0
Accumulated other comprehensive loss	(15,562)	(3,674)
Deficit accumulated during the development stage	(813,832)	(709,835)

Total stockholders' deficit	(583,894)	(468,009)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,733	$7,251

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

					From inception
					on April 15,
	For the Three Months Ended		For the Six Months Ended		2005 Through
	November 30,		November 30,		November 30,
	2010	2009	2010	2009	2010

REVENUES	$11,786	$4,528	$11,786	$4,528	$76,072

COST OF GOODS SOLD	6,427	- 2,365	6,427	2,366	53,825

GROSS PROFIT	5,359	2,163	5,359	2,162	22,247

EXPENSES

Depreciation and amortization	-	-	-	-	935
General and administrative	38,443	36,857	88,412	72,523	671,514

Total Expenses	38,443	36,857	88,412	72,523	672,449

LOSS FROM OPERATIONS	(33,084)	(34,694)	(83,053)	(70,361)	(650,202)

OTHER INCOME (EXPENSES)

Foreign Currency Adjustment	(420)	791	-	1,153	3,605
Interest expense	(11,140)	(7,023)	(20,944)	(13,602)	(167,235)

Total Other Expenses	(11,560)	(6,232)	(20,944)	(12,449)	(163,630)

NET LOSS	$(44,644)	$(40,926)	$(103,997)	$(82,810)	$(813,832)

COMPREHENSIVE LOSS
Foreign Currency Adjustment	(5,066)	(7,779)	(11,888)	(11,553)	(15,562)
NET COMPREHENSIVE LOSS	(49,710)	(48,705)	(115,885)	(94,363)	(829,394)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING - BASIC	88,650,000	44,650,000	86,397,253	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

					Additional	Stock		Accumulated
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Other Comp-	Total Stock-
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	rehensive Income	holders defict
Inception April 15, 2005	-	-	-	-	-	-	-	-	-

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000		-	-	-	20,000
Formation of sub					15				15
Net loss May 31, 2005	-	-					(29,128)		(29,128)
Balance, May 31, 2005			20,000,000	20,000	15	-	(29,128)	-	(9,113)

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000	-	-	-	-	20,000
Common shares issued for cash at $0.02 per share	-	-	4,000,000	4,000	76,000	(20,000)	-	-	60,000
Common shares issued for services at $0.02 per share	-	-	650,000	650	12,350	-	-	-	13,000
Net loss for the year ended							(88,433)	-	(88,433)
May 31, 2006
Balance, May 31, 2006			44,650,000	44,650	88,365	(20,000)	(117,561)	-	(4,546)

Receipt of cash on subscriptions receivable	-	-	-	-	-	20,000	-	-	20,000
Net loss for the year ended
May 31, 2007	-	-	-	-	-	-	(157,774)	-	(157,774)

Balance, May 31, 2007			44,650,000	44,650	88,365	-	(275,335)	-	(142,320)

Services contributed by officers and directors	-	-	-	-	2,485	-	-	-	2,485
Net loss for the year ended
May 31, 2008	-	-	-	-	-	-	(76,171)	-	(76,171)

Balance, May 31, 2008	-	-	44,650,000	$44,650	$90,850	$-	$(351,506)	$-	$(216,006)
Foreign exchange adjustments								1,496	1,496
Net loss for the year ended
May 31, 2009	-	-	-	-	-	-	(114,151)	-	(114,151)

Balance, May 31, 2009	-	-	44,650,000	$44,650	$90,850	$-	$(465,657)	$1,496	$(328,661)

Common shares issued for Notes Payable at $0.005 per share	-	-	18,000,000	18,000	72,000	-	-	-	90,000
Common shares issued for services at $0.002 per share	-	-	4,000,000	4,000	4,000	-	-	-	8,000
Common shares issued for services at $0.001 per share	-	-	12,000,000	12,000	-	-	-	-	12,000
Foreign exchange adjustments								(5,170)	(5,170)
Net loss for the year ended
May 31, 2010	-	-	-	-	-	-	(244,178)	-	(244,178)

Balance, May 31, 2010	-	-	78,650,000	78,650	166,850	-	(709,835)	(3,674)	(468,009)

Common shares issued for cash at $0.01 per share	-	-	10,000,000	10,000	90,000	(100,000)	-	-	-
Foreign exchange adjustments								(11,888)	(11,888)
Net loss for the Quarter ended
November 31, 2010	-	-	-	-	-	-	(103,997)	-	(103,997)

Balance, November 30, 2010	-	-	88,650,000	88,650	256,850	(100,000)	(813,832)	(15,562)	(583,894)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on April 15,
	For the 6 Months Ending		2005 Through
	November 30.		November 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(103,997)	$(82,810)	$(813,832)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	1,525
Common stock issued for notes payable	-	-	90,000
Common stock issued for Services	-	-	73,000
Services contributed by officer			2,485
Accrued services by officers and directors	69,803	69,802	231,363
Changes in operating assets and liabilities
Increase in accounts receivable	(7,906)	989	(11,414)
Decrease in inventory	1,781	(1,316)	(1,924)
Increase in accounts payable and accrued expenses	4,699	3,405	76,201

Net cash used by operating activities	(35,620)	(9,930)	(352,596)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net cash used by investing activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	-	-	80,015
Proceeds from issuance of notes payable	48,865	24,690	291,063

Net cash provided by financing activities	48,865	24,690	371,078

EFFECT OF EXHANGE RATE CHANGES ON CASH	(11,888)	(11,553)	(15,562)

NET INCREASE IN CASH	13,245	14,760	16,957

CASH AT BEGINNING OF PERIOD	38	162	-

CASH AT END OF PERIOD	$1,395	$3,369	$1,395

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

The Company began operations on April 15, 2005 through Guano Distributors, Pty. The Company was then incorporated in the State of Nevada on June 24, 2005 as Guano Distributors, Inc. which Guano Distributors Pty, was consolidated as a wholly owned subsidiary. The Company changed its name to Ecoland International, Inc. on June 24, 2006. In May 2006, the Company amended its Articles of Incorporation to increase the authorized common stock to 500,000,000 shares and 50,000,000 of “blank check” preferred shares. In May 2005 the Company acquired certain distribution rights from Sociaf, LDA an Angolan company, pertaining to Dry Bar Cave Bat Guano. On July 2010 the Company designation term to a portion of the authorized preferred shares, see Note 5 for detail.

The Company is currently in the process of formulating business and strategic plans to process, package and market the guano worldwide from the deposits in Angola and Mozambique.

The Company has not achieved significant revenues and is a development stage company in accordance with FASB ASC 915 “Development Stage Entities.”

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. Please note the Company intends to amend the Form 10K due to SEC correspondence related to the revocation of licences of our former auditor.  As such the May 31, 2010 financial may not be relied upon.

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of November 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and payables. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Foreign Currency Adjustment

The financial position and results of operations of the Company’s foreign subsidiary, Guano Distributors, Inc., is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets of five years.

Net Income Per Share

FASB ASC 260, “Earnings per Share”, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Concentrations

For the six months period ended November 30, 2010 and 2009, two customers accounted for 99% of sales.  As of November 30, 2010 and 2009, two customers accounted for 99% of the accounts receivable balance.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Advertising

The Company has incurred no advertising costs since inception. At such time the Company commences advertising activities; such costs will be expensed as incurred.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our consolidated financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's consolidated financial position, results of operations or cash flows of the Company.

NOTE 2 -GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. At November 30, 2010, the Company has accumulated losses of $813,832 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 3 - NOTES PAYABLE

At November 30, 2010 the Company had notes payable and accrued interest totaling $291,063. Included in this amount are four separate notes payable to unrelated entities totaling $133,519. The notes are due on demand and accrue interest at a rate of 8.0% per annum.  Also included under our wholly owned subsidiary are notes payables due to four unrelated entities totaling $157,544.  The notes are unsecured, due on demand and accrue interest at a rate of 10.5% per annum.  Interest expense for the three and six month ended November 30, 2010 was $7,375 and $12,718, respectively. The interest expense for three and six months ended November 30, 2009 was $4,953 and $9,453, respectively.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At November 30, 2010, the Company had notes payable and accrued interest of $231,363. These notes are payable to the officer and director of the Company. Each note is due on demand and accrues interest at a rate ranging from 8.0% to 10.5% per annum.  Interest expense for the three and six month ended November 30, 2010 was $3,765 and $8,226. respectively. The interest expense for three and six months ended November 30, 2009 was $2,070 and $4,149, respectively.

Note 5 – CAPITAL STRUCTURE

As of November 30, 2010, the company’s capital structure consisted of common shares and Series A and B preferred shares.

There were 500,000,000 common shares authorized with a par value of $0.001 and 88,650,000 and 44,650,000 shares outstanding as of November 30, 2010 and May 31, 2010 respectively.

On July 27, 2010, the Company created 100 Series A preferred shares with a par value of $0.001. No Series A shares were issued during the period.  Each share of Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock have.  In addition, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect three (3) directors (the “Series A Directors”).  The holders of the Series A Preferred Stock may waive their rights to elect such three (3) directors at any time and assign such right to the board of directors to elect such directors; and (b) the holders of a majority of the shares of common stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect two (2) directors. As of November 30, 2010, there were no outstanding Series A preferred shares.

On July 27, 2010, the Company created 1,000,000 Series B preferred shares with a par value of $0.001. No Series B shares were issued during the period. The Series B Preferred Stock shall vote or act by written consent together with the common stock and not as a separate class.  Each share of Series B Preferred Stock shall have that number of votes equal to five thousand (5,000) shares of common stock at any special or annual meeting of the stockholders of the Company and in any act by written consent in lieu of any special or annual meeting of the stockholders of the Company.  In the case the Company shall at any time subdivide (by any share split, share dividend or otherwise) its outstanding shares of common stock into a greater number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such subdivision, shall be proportionately increased and, conversely, in case the outstanding common stock shall be combined into a smaller number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such combination, shall be proportionately reduced. As of November 30, 2010, there were no outstanding Series B preferred shares.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

On July 12, 2010, the Company entered into subscription agreements with two unrelated entities to purchase shares of the Company’s common stock at $0.01 per share.  The Company has issued a total of 10,000,000 shares and has recorded a subscription receivable for the funds receivable.

Note 6 – SUBSEQUENT EVENTS

On December 28, 2010, the Company received $53,000 of the $100,000 receivable under the subscription receivable balance.

Item 2.	Management's Discussion And Analysis Or Plan Of Operation.

Cautionary Statement Concerning Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends” “anticipates,” or similar expressions.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three and six months ended November 30, 2010 and the three and six months ended November 30, 2009. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended November 30, 2010 as Compared to Three Months Ended November 30, 2009.

Results of Operations

Net Revenue

During the three months ended November 30, 2010, we generated $11,786 in sales revenues, as compared to $4,528 for the three-month period ended November 30, 2009.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.    The Company continues to market the Guano and to search for established distributors in the United Kingdom, Europe and U.S.A. The higher level of sales are due to a timing difference as there were no sales in the first quarter.

Cost of Sales

Cost of sales for the three-month period ended November 30, 2010 was $6,427, compared to $2,365 for the three-month period ended November 30, 2009.

Gross Profit

The gross profit for the three-month period ended November 30, 2010, was $5,359, compared to $2,163 for the three-month period ended November 30, 2009.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $38,443 for the three-month period ended November 30, 2010 as compared to $36,857 for the three-month period ended November 30, 200.  General and administrative expenses in the current period are marginally higher than  the same quarter last year.

Net Income (Loss)

We had a loss before taxes of $44,644 for the three month period ended November 30, 2010, as compared to a loss before taxes of $40,926 for the three month period ended November 30, 2009.  The loss before taxes in the period ending November 30, 2010 was impacted by an interest expense of $11,140 compared to $7,023 for the three-month period ended November 30, 2009. The interest expense has increased in line with the increased borrowings of the Company.

Basic and Diluted Income (Loss) Per Share

Our basic (loss per share for the three month period ended November 30, 2010 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2009.

Six Months Period Ended November 30, 2010 as Compared to Six Months Ended November 30, 2009.

Results of Operations

Net Revenue

During the six months ended November 30, 2010, we generated $11,786 in sales revenues, as compared to $4,528 for the six-month period ended November 30, 2009.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.   The Company continues to market the Guano and to search for established distributors in the United Kingdom, Europe and U.S.A.

Cost of Sales

Cost of sales for the six month period ended November 30, 2010 was $6,427, compared to $2,366 for the six month period ended November 30, 2009.

Gross Profit

The gross profit for the six-month period ended November 30, 2010, was $5,359, compared to $2,162 for the six-month period ended November 30, 2009.  The decrease in gross profit percentage can be attributed to the appreciation of the South African Rand against other currencies.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $88,412 for the six-month period ended November 30, 2010 as compared to $72,523 for the six-month period ended November 30, 2009.  General and administrative expenses in the six month period have increased through higher employment costs and professional fees incurred in having the company listed on the OTC BB.

Net Income (Loss)

We had a loss before taxes of $103,997 for the six month period ended November 30, 2010, as compared to a loss before taxes of $82,810 for the six month period ended November 30, 2009.  The loss before taxes in the period ending November 30, 2010 was impacted by an interest expense of $20,944 compared to $13,602 for the six-month period ended November 30, 2009 reflecting a higher level of borrowings.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the six month period ended November 30, 2010 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2009.

Liquidity and Capital Resources

We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $598,627 in current liabilities.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2012.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended November 30, 2010.

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

There has been no material change to the risk factors since the year end May 31, 2010 and filed with the 10-K for that period.

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

Date: January 14, 2011
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief	January 14, 2011
Financial Officer
and Director