Form 10-Q
period 2011-02-28
Ecoland International
filed 2011-04-14
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of   February 28, 2011:  88,650,000 shares of common stock, with a par value of $.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
February 28, 2011

Page Intentionally Left Blank

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	February 28,	May 31,
	2011	2010
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$6,336	$38
Accounts receivable	2,908	3,508
Inventory	1,942	3,705

Total current assets	11,186	7,251

TOTAL ASSETS	$11,186	$7,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$80,275	$71,502
Notes payable	245,300	242,198
Due to- related parties	264,897	161,560

Total current liabilities	590,472	475,260

TOTAL LIABILITIES	590,472	475,260

STOCKHOLDERS' EQUITY (DEFICIT)

Series A, Preferred stock; 100 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Series B, Preferred stock; 1,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 88,650,000 and 78,650,000 shares issued and outstanding at February 28, 2011 and May 31, 2010, respectively	88,650	78,650
Additional paid-in capital	256,850	166,850
Subscription Receivable	(30,000)	0
Accumulated other comprehensive loss	(21,628)	(3,674)
Deficit accumulated during the development stage	(873,158)	(709,835)

Total stockholders' deficit	(579,286)	(468,009)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,186	$7,251

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

					From inception
					on April 15,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$11,872	$4,646	$76,158

COST OF GOODS SOLD	-	-	6,474	2,427	53,872

GROSS PROFIT	-	-	5,398	2,219	22,286

EXPENSES

Depreciation and amortization	-	-	-	-	935
General and administrative	48,268	45,060	136,719	117,641	719,821

Total Expenses	48,268	45,060	136,719	117,641	720,756

LOSS FROM OPERATIONS	(48,268)	(45,060)	(131,321)	(115,422)	(698,470)

OTHER INCOME (EXPENSES)

Foreign currency adjustment	-	(853)	-	300	3,605
Interest expense	(11,058)	(7,432)	(32,002)	(21,034)	(178,293)

Total Other
Expenses	(11,058)	(8,285)	(32,002)	(20,734)	(174,688)

NET LOSS	$(59,326)	$(53,345)	$(163,323)	$(136,156)	$(873,158)

COMPREHENSIVE LOSS
Foreign currency adjustment	(6,265)	-	(17,954)	-	(21,628)
NET COMPREHENSIVE LOSS	$(65,591)	$(53,345)	$(181,277)	$(136,156)	$(894,786)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING - BASIC	88,650,000	44,650,000	86,397,253	44,650,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

					Additional	Stock		Accumulated
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Other Comp-	Total Stock-
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	rehensive Income	holders defict
Inception April 15, 2005	-	-	-	-	-	-	-	-	-

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000		-	-	-	20,000
Formation of sub					15				15
Net loss May 31, 2005	-	-					(29,128)		(29,128)
Balance, May 31, 2005			20,000,000	20,000	15	-	(29,128)	-	(9,113)

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000	-	-	-	-	20,000
Common shares issued for cash at $0.02 per share	-	-	4,000,000	4,000	76,000	(20,000)	-	-	60,000
Common shares issued for services at $0.02 per share	-	-	650,000	650	12,350	-	-	-	13,000
Net loss for the year ended May 31, 2006							(88,433)	-	(88,433)
Balance, May 31, 2006			44,650,000	44,650	88,365	(20,000)	(117,561)	-	(4,546)

Receipt of cash on subscriptions receivable	-	-	-	-	-	20,000	-	-	20,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	-	(157,774)	-	(157,774)

Balance, May 31, 2007			44,650,000	44,650	88,365	-	(275,335)	-	(142,320)

Services contributed by officers and directors	-	-	-	-	2,485	-	-	-	2,485
Net loss for the year ended May 31, 2008	-	-	-	-	-	-	(76,171)	-	(76,171)

Balance, May 31, 2008	-	-	44,650,000	$44,650	$90,850	$-	$(351,506)	$-	$(216,006)
Foreign exchange adjustments								1,496	1,496
Net loss for the year ended May 31, 2009	-	-	-	-	-	-	(114,151)	-	(114,151)

Balance, May 31, 2009	-	-	44,650,000	$44,650	$90,850	$-	$(465,657)	$1,496	$(328,661)

Common shares issued for Notes Payable at $0.005 per share	-	-	18,000,000	18,000	72,000	-	-	-	90,000
Common shares issued for services at $0.002 per share	-	-	4,000,000	4,000	4,000	-	-	-	8,000
Common shares issued for services at $0.001 per share	-	-	12,000,000	12,000	-	-	-	-	12,000
Foreign exchange adjustments								(5,170)	(5,170)
Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(244,178)	-	(244,178)

Balance, May 31, 2010	-	-	78,650,000	78,650	166,850	-	(709,835)	(3,674)	(468,009)

Common shares issued for cash at $0.01 per share	-	-	10,000,000	10,000	90,000	(30,000)	-	-	70,000
Foreign exchange adjustments								(17,954)	(17,954)
Net loss for the Quarter ended February 28, 2011	-	-	-	-	-	-	(163,323)	-	(163,323)

Balance, February 28, 2011	-	-	88,650,000	$88,650	$256,850	$(30,000)	$(873,158)	$(21,628)	$(579,286)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on April 15,
	For the 9 Months Ending		2005 Through
	February 28.		February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,323)	$(136,156)	$(873,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	1,525
Common stock issued for notes payable	-	-	90,000
Common stock issued for services	-	-	73,000
Services contributed by officer	-	-	2,485
Accrued services by officers and directors	103,336	90,000	264,897
Changes in operating assets and liabilities
Decrease in accounts receivable	600	5,059	(2,908)
Decrease in inventory	1,763	(5,243)	(1,942)
Increase in accounts payable and accrued expenses	8,773	9,329	80,275

Net cash used by operating activities	(48,851)	(37,011)	(365,826)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net cash used by investing activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	70,000	34,689	150,015
Proceeds from issuance of notes payable	3,102	8,579	245,300

Net cash provided by financing activities	73,102	43,268	395,315

NET INCREASE IN CASH	24,251	6,257	27,964

EFFECT OF EXHANGE RATE CHANGES ON CASH	(17,953)	(3,448)	(21,827)

CASH AT BEGINNING OF PERIOD	38	162	-

CASH AT END OF PERIOD	$6,336	$2,971	$6,137

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

The Company began operations on April 15, 2005 through Guano Distributors, Pty. The Company was then incorporated in the State of Nevada on June 24, 2005 as Guano Distributors, Inc. which Guano Distributors Pty, was consolidated as a wholly owned subsidiary. The Company changed its name to Ecoland International, Inc. on June 24, 2006. In May 2006, the Company amended its Articles of Incorporation to increase the authorized common stock to 500,000,000 shares and 50,000,000 of “blank check” preferred shares. In May 2005 the Company acquired certain distribution rights from Sociaf, LDA an Angolan company, pertaining to Dry Bar Cave Bat Guano. On July 2010 the Company designated terms to a portion of the authorized preferred shares, see Note 5 for detail.

The Company is currently in the process of formulating business and strategic plans to process, package and market the guano worldwide from the deposits in Angola and Mozambique.

The Company has not achieved significant revenues and is a development stage company in accordance with FASB ASC 915 “Development Stage Entities.”

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

Please note the Company intends to amend the Form 10K due to SEC correspondence related to the revocation of licences of our former auditor.  As such, the May 31, 2010 financials may not be relied upon.

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ecoland International, Inc and Guano Distributors, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of February 28, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and payables. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Foreign Currency Adjustment

The financial position and results of operations of the Company’s foreign subsidiary, Guano Distributors, Inc., is measured using the foreign subsidiary’s local currency, which is South Africa Rand (ZAR) as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets of five years.

 Inventory

Inventories consist of raw materials, packaging supplies and finished goods and are valued at the lower of cost (first-in, first-out (FIFO) method) or market

Net Income Per Share

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Net Income Per Share – Continued

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

Concentrations

For the nine months period ended February 28, 2011 and 2010, two customers accounted for 99% of sales.  As of February 28, 2011 and 2010, two customers accounted for 99% of the accounts receivable balance.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 2 -GOING CONCERN - CONTINUED

At February 28, 2011, the Company has accumulated losses of $873,158 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - NOTES PAYABLE

At February 28, 2011 the Company had notes payable and accrued interest totaling $245,300. Included in this amount are four separate notes payable to unrelated entities totaling $137,190. The notes are due on demand and accrue interest at a rate of 8.0% per annum.  Also included under our wholly owned subsidiary are notes payables due to four unrelated entities totaling $108,110.  The notes are unsecured, due on demand and accrue interest at a rate of 10.5% per annum.  Interest expense for the three and nine months ended February 28, 2011 was $5,724 and $18,342, respectively. The interest expense for three and nine months ended February 2010 was $2,980 and $8,393, respectively.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At February 28, 2011, the Company had notes payable and accrued interest of $264,897. These notes are payable to the officer and director of the Company. Each note is due on demand and accrues interest at a rate ranging from 8.0% to 10.5% per annum.  Interest expense for the three and nine months ended February 28, 2011 was $5,334 and $13,660, respectively. The interest expense for three and nine months ended February 28, 2010 was $4,452 and $12,641, respectively.

Note 5 – STOCKHOLDERS’ DEFICIT

As of February 28, 2011, the Company’s capital structure consisted of common shares and Series A and B preferred shares.

There were 500,000,000 common shares authorized with a par value of $0.001 and 88,650,000 and 78,650,000 shares outstanding as of February 28, 2011and May 31, 2010 respectively.

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

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 5 – STOCKHOLDERS’ DEFICIT - CONTINUED

The holders of the Series A Preferred Stock may waive their rights to elect such three (3) directors at any time and assign such right to the board of directors to elect such directors; and (b) the holders of a majority of the shares of common stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect two (2) directors. As of February 28, 2011, there were no outstanding Series A preferred shares.

On July 27, 2010, the Company created 1,000,000 Series B preferred shares with a par value of $0.001. No Series B shares were issued during the period. The Series B Preferred Stock shall vote or act by written consent together with the common stock and not as a separate class.  Each share of Series B Preferred Stock shall have that number of votes equal to five thousand (5,000) shares of common stock at any special or annual meeting of the stockholders of the Company and in any act by written consent in lieu of any special or annual meeting of the stockholders of the Company.  In the case the Company shall at any time subdivide (by any share split, share dividend or otherwise) its outstanding shares of common stock into a greater number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such subdivision, shall be proportionately increased and, conversely, in case the outstanding common stock shall be combined into a smaller number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such combination, shall be proportionately reduced. As of  February 28, 2011, there were no outstanding Series B preferred shares.

On July 12, 2010, the Company entered into subscription agreements with two unrelated entities to purchase shares of the Company’s common stock at $0.01 per share.  The Company has issued a total of 10,000,000 shares and has recorded a subscription receivable for the funds to be receivable.

As of February 28, 2011, the Company had received $70,000 of the subscription receivable. The subscription receivable balance as at February 28, 2011 was $30,000.

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

The discussion and financial statements contained herein are for the three and nine months ended February 28, 2011 and the three and nine months ended February 28, 2010. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended February 28, 2011 as Compared to Three Months Ended February 28, 2010.

Results of Operations

Net Revenue

During the three-months ended February 28, 2011, we generated $0 in sales revenues, as compared to $0 for the three-month period ended February 28, 2010.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.    The Company continues to market the Guano and to search for established distributors in the United Kingdom, Europe and U.S.A. The Company is hampered in generating revenues through sales and marketing by a lack of adequate funding.

Cost of Sales

Cost of sales for the three-month period ended February 28, 2011 was $0, compared to $0 for the three-month period ended February 28, 2010.

Gross Profit

The gross profit for the three-month period ended February 28, 2011, was $0, compared to $0 for the three-month period ended February 28, 2010.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $48,268 for the three-month period ended February 28, 2011 as compared to $45,060 for the three-month period ended February 28, 2010.  General and administrative expenses in the current period are higher than the same quarter last year as the Company engaged the services of a geologist to perform a survey of potential Guano concessions in Mozambique.

 Net Income (Loss)

We had a net loss of $59,326 for the three-month period ended February 28, 2011, as compared to a net loss of $53,345 for the three-month period ended February 28, 2010.  The net loss in the period ending February 28, 2011 was impacted by interest expense of $11,058 compared to $8,285 for the three-month period ended February 28, 2010. The interest expense has increased in line with the increased borrowings of the Company.

Basic and Diluted Income (Loss) Per Share

Our basic loss per share for the three-month period ended February 28, 2011 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2010.

Nine Months Period Ended February 28, 2011 as Compared to Nine Months Ended February 28, 2010.

Results of Operations

Net Revenue

During the nine-months ended February 28, 2011, we generated $11,872 in sales revenues, as compared to $4,646 for the nine-month period ended February 28, 2010.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.   The Company continues to market the Guano and to search for established distributors in the United Kingdom, Europe and U.S.A.

Cost of Sales

Cost of sales for the nine-month period ended February 28, 2011 was $6,474, compared to $2,427 for the nine-month period ended February 28, 2010

Gross Profit

The gross profit for the nine-month period ended February 28, 2011, was $5,398, compared to $2,219 for the nine-month period ended February 28, 2010.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $136,719 for the nine-month period ended February 28, 2011 as compared to $117,641 for the nine-month period ended February 28, 2010.  General and administrative expenses in the nine-month period have increased through higher employment costs, professional fees incurred in having the company listed on the OTC BB and a geological survey carried out in Mozambique during the last quarter.

Net Loss

We had a net loss of $163,323 for the nine-month period ended February 28, 2011, as compared to a net loss of $136,156 for the nine-month period ended February 28, 2010.  The net loss in the period ending February 28, 2011 was impacted by interest expense of $32,002 compared to $21,034 for the nine-month period ended February 28, 2010 reflecting a higher level of borrowings.

Basic and Diluted Income (Loss) Per Share

Our basic loss per share for the nine-month period ended February 28, 2011 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended February 28, 2010.

Liquidity and Capital Resources

We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $590,472 in current liabilities.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal year 2012.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended February 28, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

See Item 4(T) below.

Item 4(T).	Controls and Procedures.

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Date: April 14, 2011
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2011