Form 10-K
period 2011-05-31
Ecoland International
filed 2011-09-13
CIK 1388180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

ECOLAND INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-53006	20-3061959
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year:
$4,587,000.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of May 31, 2011, there were 88,650,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

Sociaf, which was established in 1989, has a license from the Angolan government to an estimated 350,000 tons of Dry-Bar Cave bat guano in 54 caves located on the properties in which Ecoland’s distribution rights are held. Sociaf had conducted limited operations in Angola since its inception, mostly selling Dry-Bar Cave bat guano locally in Angola. However, Sociaf had difficulty developing any significant market for its Dry-Bar Cave bat guano due to a lack of capital, management expertise, and the very restrictive business environment in Angola in which it operates.

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

Description of Business

Ecoland International, Inc. is in the business of developing Dry-bar cave bat guano from deposits in Angola/Mozambique as an organic fertilizer for use in organic farming. We currently market and sell the Dry-Bar Cave bat guano in Europe, mainly the United Kingdom, and in South Africa. The logistics of distribution have been arranged in such a way that the bat guano is transported, using local trucking contractors, to shipping ports in Angola, and shipped via cargo ships. Presently, there are no contracts between Ecoland and shipping lines; however, we intend to approach shipping lines to obtain contracts once sufficient volume of bat guano sales has been achieved.

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

The size of the market in the U.S.A. for organic fertilizers is unknown; however, the demand for organically produced foods has been increasing at 20% per year since 2004 when the market size was $10.4 Billion, according to the Organic Trade Association.

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

As of May 31, 2011, the company had one full-time employee, Mr. David A.Wallace.

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

During the fiscal year ended May 31, 2011, we incurred a net loss of $202,267, compared to a net loss of $293,130 for the fiscal year ended May 31, 2010. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

We are a development stage company.

We are a development stage company that has to date principally been engaged in the logistics involved in implementing our business plan, arranging for the necessary working capital and setting up preliminary operations in Angola and South Africa. The following analyzes the risks that are more qualitative and management opinion based:

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

Country Risk. Our business currently operates in two countries with extraction taking place in Angola / Mozambique and processing taking place in South Africa. South Africa is an accepted international investor destination. Standard and Poors (S&P) gave South Africa a risk rating BBB+/A-2. January 27, 2011. This is based on the fact that the government has implemented sensible fiscal policies and has managed to bring spending under control. For a full review of South Africa risk profile, see http://www.southafrica.info/business/economy/standardpoors-260111.htm.Angola has a fast-growing economy largely due to a major oil boom, It has a BB- rating from Standard & Poors as it considers the country’s budgetary and commercial situation have strengthened rapidly since the last review, July 13, 2011. See http://www.macauhub.com.mo/en/2011/07/13/standard-poor%E2%80%99s-raises-angolas-credit-rating/, for a full economic review of Angola. Although we are not in those industries, our risk is limited to a basic extraction infrastructure. The value added aspects of the business, i.e., packaging takes place outside Angola / Mozambique in South Africa.

Legislation Risk. In South Africa, the fertilizer industry is controlled by the Fertilizer Act 36 of 1947. Our guano is a registered Group 2 fertilizer under this Act, Registration Number B3429. We currently import guano into the United Kingdom satisfying all import requirements of the European Union. In Angola, guano falls under the Department of Geology and Mines.

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

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its price of $0.55 per share on the date of this report, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

During the year ended May 31, 2011 the company issued 10,000,000 shares at a price of $0.01 in the amount of $100,000, the Company received $70,000 as of May 31, 20011 and recorded a stock receivable for $30,000.

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

We may issue additional securities to pay for services and reduce debt in the future or under such other circumstances we may deem appropriate at the time. Such issuance of our equity securities may dilute your proportionate ownership and voting rights as our stockholders. The company has outstanding Notes Payable of $258,832  as at May 31, 2011. (May 31, 2010 $242,198)

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

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

Our common stock has been quoted on the Over-the-Counter Bulletin Board since July 12, 2010, under the symbol ECIT.OB. Although there has not been any active trading market as of the date of this Report. We currently have 88,650,000 shares of our common stock issued and outstanding, which are held of record and beneficially owned by 58 persons.

2010 Financial Year	High Bid	Low Bid
Fourth Quarter: 3/1/11-5/31/11	$1.30	$.21
Third Quarter:11/1/10-2/28/11	$1.30	$0.22
Second Quarter: 8/1/10-11/30/10	$0.30	$0.30
First Quarter: 7/12/10-8/31/10	$0.02	$0.02

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of May 31, 2011, an aggregate of  88,650,000 shares of our common stock were issued and outstanding and were owned by approximately 58 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended May 31, 2011, the following transactions in the Company’s unregistered shares were undertaken.

On July 12, 2010, the Company entered into subscription agreements with two unrelated entities to purchase shares of the Company’s common stock at $0.01 per share.  The Company has issued a total of 10,000,000 shares and has recorded a subscription receivable for the funds to be receivable of $30,000.

As of May 31, 2011, the Company had received $70,000 of the subscription receivable. The subscription receivable balance as at August 31, 2011 was $0.

During the year ended May 31, 2010, the following transactions in the Company’s unregistered shares were undertaken.

1.	On June 1, 2009, 4,000,000 Common shares valued at $20,000 were issued to Robert Russell as per the terms and conditions of the Consulting Agreement between the Company and Robert Russell.

2.	On January 6, 2010, 12,000,000 Common shares valued at $60,000 were issued to David A. Wallace in lieu of salary payments as per the terms and conditions of the Employment Agreement.

3.	On February 22, 2010, 6,000,000 Common shares valued at $30,000 were issued to Raymond Russell for settlement of outstanding Notes payable.

4.	On February 22, 2010, 6,000,000 Common shares valued at $30,000 were issued to Stephen Treanor for settlement of outstanding Notes payable.

5.	On February 22, 2010, 6,000,000 Common shares valued at $30,000 were issued to Donna Boyle for settlement of outstanding Notes payable.

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

Year Ended May 31, 2011 as Compared to the Year Ended May 31, 2010

Net Revenues

Net revenues for the year ended May 31, 2011 were $12,413 compared to $8,775 for the year ended May 31, 2010. The company has been able to increase net revenues over the comparative period as interest for the product continues to increase, the marketing effort is still hampered by a lack lack of working capital.

To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.  The latter point is significant in that the costs of extracting and transporting the guano require a minimum order size or quantity before any benefits from economies of scale can be achieved.

Cost of Goods Sold

Cost of sales for the year ended May 31, 2011 were $6,785 compared to $4,970 for the year ended May 31, 2010. The Gross profit percentage was 45% on sales for the period compared to 43% for the period ended May 31, 2010.

Operating Expenses

Operating expenses for the year ended May 31, 2011 were $164,246 compared to $228,160 for the year ended May 31, 2010. This represents a decrease in operating expenses year on year impacted in part by a reduction in professional and legal fees and executive remuneration..  No capital expenditure took place during the year.

Interest expense for the period ending May 31, 2011 was $43,649 compared to $68,775 for May 31, 2010. The interest expense for the year is lower than May 31, 2010, as the previous years interest charge included arrear interest on Notes Payable of $37,267, which was not incurred this year.

Net Loss

Net loss for the year ended May 31, 2011 was $202,267 compared to $293,130 for the year ended May 31, 2010. This change reflects the lower interest expense for the year.

Liquidity and Capital Resources

As of May 31, 2011, our current assets were $5,706 and current liabilities were $600,546. Our stockholder's deficit at May 31, 2011 was $594,840.

We had net cash provided by financing activities of $86,634 for the period ending May 31, 2011 compared to $84,585 for the period ended May 31, 2010. The company has been restricted in raising funds through the issue of shares or through borrowings, primarily due to a decline in liquidity and lending in markets arising from the world financial crisis.

Material Agreements

No material agreements were entered into during the year end May 31, 2011.

During the year 2010 we entered into a distribution agreement with Beijing Huafeitailai Trading Company Limited to distribute Dry-Bar Cave bat guano in China, the agreement was signed on May 12, 2010 and is valid until May 3, 2015.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ecoland International, Inc.and Guano Distributors, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of May 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and payables. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ecoland International, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Ecoland International, Inc. and subsidiary (A Development Stage Company) (the “Company”) as of May 31, 2011 and 2010 and the consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended May 31, 2011 and 2010 and from inception (April 15, 2005) through May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecoland International, Inc. and subsidiary (A Development Stage Company) (the “Company”) as of May 31, 2011 and 2010 and the results of its operations and cash flows for the years ended May 31, 2011 and 2010 and from inception (April 15, 2005) through May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
September 12, 2011

2580 Anthem Village Dr., Henderson, NV 89052	Member Firm with
Telephone (702) 563-1600 ● Facsimile (702) 920-8049	Russell Bedford International

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	May 31,	May 31,
	2011	2010
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS

Cash	$5,706	$38
Accounts receivable	-	3,508
Inventory	-	3,705

Total current assets	5,706	7,251

TOTAL ASSETS	$5,706	$7,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$43,448	$46,859
Notes payable	258,832	242,198
Notes payable - related parties	298,266	161,559

Total current liabilities	600,546	450,616

TOTAL LIABILITIES	600,546	450,616

STOCKHOLDERS' DEFICIT

Series A, Preferred stock; 100 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Series B, Preferred stock; 1,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 88,650,000 and 78,650,000 shares issued and outstanding at May 31, 2011 and May 31, 2010, respectively	88,650	78,650
Additional paid-in capital	316,850	226,850
Subscription Receivable	(30,000)	0
Accumulated other comprehensive loss Foreign currency translation adjustment	(19,330)	(122)
Deficit accumulated during the development stage	(951,010)	(748,743)

Total stockholders' deficit	(594,840)	(443,365)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,706	$7,251

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Audited)

			From inception
			on April 15,
	For the Years Ended		2005 Through
	May 31,		May 31,
	2011	2010	2011

REVENUES	$12,413	$8,775	$76,699

COST OF GOODS SOLD	6,785	4,970	54,183

GROSS PROFIT	5,628	3,805	22,516

EXPENSES

Depreciation and amortization	-	-	935
General and administrative	164,246	228,160	782,651

Total expenses	164,246	228,160	783,586

LOSS FROM OPERATIONS	(158,618)	(224,355)	(761,070)

OTHER INCOME (EXPENSES)

Interest expense	(43,649)	(68,775)	(189,940)

Total other expenses	(43,649)	(68,775)	(189,940)

NET LOSS	$(202,267)	$(293,130)	$(951,010)

COMPREHENSIVE LOSS
Foreign currency adjustment	(19,208)	(5,270)	(19,330)
NET COMPREHENSIVE LOSS	(221,475)	(298,400)	(970,340)

BASIC LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	87,280,137	62,710,274

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(Audited)

							Accumulated
					Additional	Stock	Deficit during	Accumulated
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Other Comp-	Total Stock-
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	rehensive Income	holders defict
Inception April 15, 2005	-	-	-	-	-	-	-	-	-

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000		-	-	-	20,000
Formation of sub					15				15
Net loss May 31, 2005	-	-					(29,128)		(29,128)
Balance, May 31, 2005			20,000,000	20,000	15	-	(29,128)	-	(9,113)

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000	-	-	-	-	20,000
Common shares issued for cash at $0.02 per share	-	-	4,000,000	4,000	76,000	(20,000)	-	-	60,000
Common shares issued for services at $0.02 per share	-	-	650,000	650	12,350	-	-	-	13,000
Net loss for the year ended May 31, 2006							(88,433)	-	(88,433)
Balance, May 31, 2006			44,650,000	44,650	88,365	(20,000)	(117,561)	-	(4,546)

Receipt of cash on subscriptions receivable	-	-	-	-	-	20,000	-	-	20,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	-	(157,774)	-	(157,774)

Balance, May 31, 2007			44,650,000	44,650	88,365	-	(275,335)	-	(142,320)

Services contributed by officers and directors	-	-	-	-	2,485	-	-	-	2,485
Net loss for the year ended May 31, 2008	-	-	-	-	-	-	(76,171)	-	(76,171)

Balance, May 31, 2008	-	-	44,650,000	$44,650	$90,850	$-	$(351,506)	$-	$(216,006)
Foreign exchange adjustments								5,148	5,148
Net loss for the year ended May 31, 2009	-	-	-	-	-	-	(104,107)	-	(104,107)

Balance, May 31, 2009	-	-	44,650,000	$44,650	$90,850	$-	$(455,613)	$5,148	$(314,965)

Common shares issued for Notes Payable at $0.005 per share	-	-	18,000,000	18,000	72,000	-	-	-	90,000
Common shares issued for services at $0.005 per share	-	-	4,000,000	4,000	16,000	-	-	-	20,000
Common shares issued for services at $0.005 per share	-	-	12,000,000	12,000	48,000	-	-	-	60,000
Foreign exchange adjustments								(5,270)	(5,270)
Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(293,130)	-	(293,130)

Balance, May 31, 2010	-	-	78,650,000	78,650	226,850	-	(748,743)	(122)	(443,365)

Common shares issued for cash at $0.01 per share	-	-	10,000,000	10,000	90,000	(30,000)	-	-	70,000
Foreign exchange adjustments								(19,208)	(19,208)
Net loss for the year ended May 31, 2011	-	-	-	-	-	-	(202,267)	-	(202,267)

Balance, May 31,2011	-	-	88,650,000	$88,650	$316,850	$(30,000)	$(951,010)	$(19,330)	$(594,840)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Audited)

			From inception
			on April 15,
	For the 12 Months Ending		2005 Through
	May, 31		May, 31
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(202,267)	$(293,130)	$(951,010)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	1,525
Common stock issued for services	-	80,000	133,000
Services contributed by officer	-	-	2,485
Changes in operating assets and liabilities
Decrease in accounts receivable	3,508	1,551	-
Decrease in inventory	3,705	(3,705)	-
Increase in accounts payable and accrued expenses	(3,411)	20,056	43,448
Accrued services by officers and directors	136,707	115,689	298,266

Net cash used by operating activities	(61,758)	(79,539)	(472,286)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net cash used by investing activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	70,000	0	150,015
Proceeds from issuance of notes payable	16,634	84,585	348,832

Net cash provided by financing activities	86,634	84,585	498,847

NET INCREASE IN CASH	24,876	5,046	25,036

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,208)	(5,170)	(19,330)

CASH AT BEGINNING OF PERIOD	38	162	-

CASH AT END OF PERIOD	$5,706	$38	$5,706

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non cash activities:
Common stock issued for notes payable	$-	$90,000	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

The Company began operations on April 15, 2005 through Guano Distributors, Pty. The Company was then incorporated in the State of Nevada on June 24, 2005 as Guano Distributors, Inc. which Guano Distributors Pty, was consolidated as a wholly owned subsidiary. The Company changed its name to Ecoland International, Inc. on June 24, 2006. In May 2006, the Company amended its Articles of Incorporation to increase the authorized common stock to 500,000,000 shares and 1,100,  preferred shares. In May 2005 the Company acquired certain distribution rights from Sociaf, LDA an Angolan company, pertaining to Dry Bar Cave Bat Guano. On July 2010 the Company designated terms to a portion of the authorized preferred shares, see Note 5 for detail.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ecoland International, Inc and Guano Distributors, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of May 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and payables. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Concentrations

For the year ended May 31, 2011 and 2010, two customers accounted for 99% of sales.

Advertising

The Company has incurred no advertising costs since inception. At such time the Company commences advertising activities; such costs will be expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.

Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

At May 31, 2011, the Company has accumulated losses of $951,010 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - NOTES PAYABLE

At May 31, 2011 the Company had notes payable and accrued interest totaling $258,832. Included in this amount are four separate notes payable to unrelated entities totaling $144,020. The notes are due on demand and accrue interest at a rate of 8.0% per annum.  Also included under our wholly owned subsidiary are notes payables due to four unrelated entities totaling $114,812.  The notes are unsecured, due on demand and accrue interest at a rate of 10.5% per annum.  Interest expense for the twelve months ended May 31, 2011 was $24,041. (May 31, 2010 $51,198)

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At May 31, 2011 the Company had notes payable and accrued interest of $298,266. These notes are payable to the officer and director of the Company. Each note is due on demand and accrues interest at a rate ranging from 8.0% to 10.5% per annum.  Interest expense for the twelve months ended May 31, 2011was $19,607. (May 31, 2010 $17,577)

Note 5 – STOCKHOLDERS’ DEFICIT

As of May 31, 2011, the Company’s capital structure consisted of common shares and Series A and B preferred shares.

There were 500,000,000 common shares authorized with a par value of $0.001 and 88,650,000 and 78,650,000 shares issued an outstanding as of May 31, 2011 and May 31, 2010, respectively.

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

The holders of the Series A Preferred Stock may waive their rights to elect such three (3) directors at any time and assign such right to the board of directors to elect such directors; and (b) the holders of a majority of the shares of common stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect two (2) directors. As of May 31, 2011, there were no outstanding Series A preferred shares.

On July 27, 2010, the Company created 1,000,000 Series B preferred shares with a par value of $0.001. No Series B shares were issued during the period. The Series B Preferred Stock shall vote or act by written consent together with the common stock and not as a separate class.  Each share of Series B Preferred Stock shall have that number of votes equal to five thousand (5,000) shares of common stock at any special or annual meeting of the stockholders of the Company and in any act by written consent in lieu of any special or annual meeting of the stockholders of the Company.  In the case the Company shall at any time subdivide (by any share split, share dividend or otherwise) its outstanding shares of common stock into a greater number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such subdivision, shall be proportionately increased and, conversely, in case the outstanding common stock shall be combined into a smaller number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such combination, shall be proportionately reduced. As of May 31, 2011, there were no outstanding Series B preferred shares.

Common Stock

During the year ended 2005 the Company issued 20,000,000 shares to and officer for services rendered.  The shares were valued at $.001 per share and recognized compensation expense of $20,000.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 5 – STOCKHOLDERS’ DEFICIT - CONTINUED

During the year ended 2006 the Company issued 20,000,000 shares to and officer for services rendered.  The shares were valued at $.001 per share and recognized compensation expense of $20,000.

During the year ended 2006 the Company sold 4,000,000 shares under a $.02 per shares subscription.  The Company raised $80,000 in proceeds.

During the year ended 2006 the Company issued 650,000 share for services rendered the shares were valued at $.02 per share and recognized compensation expense of $13,000.

During the year ended 2010 the Company issued 18,000,000 shares valued at $.005 per shares as settlement of $90,000 in Notes payable.

During the year ended 2010 the company issued 4,000,000 shares in lieu of officer compensation.  The shares were valued at $.005 per share and recorded $20,000 as compensation expense.

During the year ended 2010 the company issued 12,000,000 shares to a director for compensation.  The shares were valued at $.005 per share and recorded $20,000 as compensation expense.

On July 12, 2010, the Company entered into subscription agreements with two unrelated entities to purchase shares of the Company’s common stock at $0.01 per share.  The Company has issued a total of 10,000,000 shares and has recorded a subscription receivable for the funds to be receivable. As of May 31, 2011, the Company had received $70,000 of the subscription receivable. The subscription receivable balance as at May 31, 2011 was $30,000.

Note 6 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of:
	May 31,	May 31
	2011	2010
Deferred tax assets
NOL Carryover	$332,503	$262,060

Valuation allowance	(332,503)	(332,503)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the periods ended:

	May 31,	May 31,
	2011	2010

Book income (loss)	(202,267)	(293,130)
Common stock issued for services	-	-
Foreign subsidiary losses	-	-

Valuation allowance	202,267	293,130

	$-	$-

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

At May 31, 2011, the Company had net operating loss carry forwards of approximately $951,000 that may be offset against future taxable income through the year 2028.  No tax benefit has been reported in the May 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

During the year our previous auditor had his PCAOB status revoked by the SEC.

Our current independent accountant are De Joya Griffith & Company, LLC.

These changes were filed with SEC on January 10, 2011.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2011.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of May 31, 2011 was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
David A. Wallace	50	President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director	2005

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Wallace – Mr. Wallace graduated from the University of Cape Town, South Africa, with a Bachelors of Business Science and Bachelors of Commerce. Mr. Wallace is a chartered accountant and belongs to the South African Institute of Chartered Accountants. His trade experience comes from living in Hong Kong and Thailand. He also has extensive networking contacts in Asia and Russia, where he ran his own import/export company. From May 2005 to the date of this report, Mr. Wallace was the managing director of our wholly-owned subsidiary, Guano Distributors (Pty) Ltd. and the chief executive officer, chief financial officer and director of Ecoland. From June 2004 until February, 28, 2005, he was a consultant to Sociaf’s export development project. From April 2004 until May 31, 2005, he was employed by Ice Blue Solutions Ltd. located in the United Kingdom, performing financial management for a software development company. From 1997 to May 2004, he was a director of Covco (Hong Kong) Limited, a safety products trading company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors and holders of greater than 10% of our outstanding common stock to file initial reports of their ownership of our equity securities and reports of changes in ownership with the Securities and Exchange Commission.  We believe that all Section 16(a) filing requirements were complied with in the fiscal year ended May 31, 2011, except as set forth below:

David A. Wallace

•	Form 5 for the fiscal year ended May 31, 2008 for David Wallace.
•	Form 5 for the fiscal year ended May 31, 2009 for David Wallace.
•	Form 4 reflecting the issuance of 12,000,000 shares to David Wallace.
•	Form 5 for the fiscal year ended May 31, 2010 for David Wallace.
•	Form 5 for the fiscal year ended May 31, 2011 for David Wallace.

Capital Sense LTD

•	Form 3 for the initial 20,000,000 shares issued to Capital Sense LTD.
•	Form 5 for the fiscal year ended May 31, 2008 for Capital Sense LTD.
•	Form 5 for the fiscal year ended May 31, 2009 for Capital Sense LTD.
•	Form 5 for the fiscal year ended May 31, 2010 for Capital Sense LTD.
•	Form 5 for the fiscal year ended May 31, 2011 for Capital Sense LTD.

Gibraltar Global Securities

•	Form 5 for the fiscal year ended May 31, 2011 for Gibraltar Global Securities.

All delinquent forms will be filed as soon as practicable.

ITEM 11.	EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending May 31, 2011 and 2010.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 5/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Wallace (1)	2011	$120,000		$0					$120,000
	2010	$120,000	-	$60,000	-	-	-	-	$180,000

Narrative Disclosure to Summary Compensation Table

(1)	Our chief executive officer and chief financial officer.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or un-exercisable options, as of the years ended May 31, 2011 and 2010.

Compensation of Directors

Our director who is also our employee receives no extra compensation for his service on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on May 31, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	David A. Wallace 20 Highgate, 8 Sunny Road, Lakefield, Benoni. South Africa. 1501	32,000,000	36.1%
Total of all executive officers and directors		32,000,000	36.1%

Beneficial Shareholders greater than 5%
Common Stock	Capital Sense Limited c/o Ecoland International, Inc. 4909 West Joshua Boulevard, Suite 1059, Chandler, Arizona 85226	20,000,000	22.6%
Common Stock	Gibraltar Global Securities, 214 Lagoon Court, Sandy Port. Nassau	20,000,000	22.6%
Common Stock	Altimo Ltd. 76 Dean St / P.O. Box 644. Belize City.	5,000,000	5.6%
Common Stock	Catapilco Holdings Ajiltake Road. Majuro	5,000,000	5.6%
Total of Beneficial Owners		50,000,000	56.4%

(1)
Applicable percentage of ownership is based on 88,650,000 shares of common stock outstanding on May 31, 2011. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of May 31, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on May 31, 2011.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•             disclosing such transactions in reports where required;
•             disclosing in any and all filings with the SEC, where required;

•             obtaining disinterested directors consent; and
•             obtaining shareholder consent where required.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended May 31, 2011		Year Ended May 31, 2010
Audit fees		$8,000		$7,000
Audit-related fees		$4,500	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$12,500		$7,000

Audit Fees

During the fiscal year ended May 31, 2011, we incurred approximately $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2011.

During the fiscal year ended May 31, 2010, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2010.

Audit-Related Fees

The fees billed by De Joya Griffith & Company LLC in each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our audited financial statements, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2011 and May 31, 2010 were $0 and $0, respectively.

Tax Fees

There were no fees billed by De Joya Griffith & Company, LLC for tax compliance services for review of federal and state tax returns, tax advice and planning, other than as stated under the captions Audit Fees and Financial Information Systems Design and Implementation Fees for the fiscal years ended May 31, 2011 and May 31, 2010.

All Other Fees

There were no other fees billed by De Joya Griffith & Company, LLC, for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees and Tax Fees.

Our board of directors considers the provision of these services to be compatible with maintaining the independence of De Joya Griffith & Company, LLC. In the past, our board of directors has reviewed and approved the fees to be paid to De Joya Griffith & Company, LLC. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. We believe that the fees negotiated in the past with the auditors were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

PART IV
ITEM 15.    EXHIBITS.

(a)           Documents filed as part of this Report.

1.            Financial Statements.  The Consolidated Balance Sheets of Ecoland International, Inc., and subsidiaries as of May 31, 2011 and 2010, the Consolidated Statements of Operations for the years ended May 31, 2011 and 2010 and from inception (April 15, 2005) through May 31, 2011, the Consolidated Statements Stockholders’ Deficit from inception (April 15, 2005) through May 31, 2011, and Statements of Cash Flows for the years ended May 31, 2011 and 2010 and from inception (April 15, 2005) through May 31, 2011, and together with the notes thereto and the report of De Joya Griffith & Company, LLC thereon appearing in Item 8 are included in this 2011 Annual Report on Form 10-K.

3.            Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.1	Amended and Restated Articles of Incorporation	Filed with the SEC on February 1, 2007 as part of our Registration Statement on Form SB-2.
3.2	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on February 1, 2007 as part of our Registration Statement on Form SB-2.
3.3	Bylaws	Filed with the SEC on February 1, 2007 as part of our Registration Statement on Form SB-2.
10.1	Employment Agreement between the Company and David A. Wallace	Filed with the SEC on December 30, 2009 as part of our Quarterly Report on Form 10-Q.
10.2	Settlement Agreement between the Company and Raymond Russell dated December 15, 2009	Filed with the SEC on September 8, 2010 as part of our Annual Report on Form 10-K.
10.3	Settlement Agreement between the Company and Stephen Treanor dated December 15, 2009	Filed with the SEC on September 8, 2010 as part of our Annual Report on Form 10-K
10.4	Settlement Agreement between the Company and Donna Boyle dated December 15, 2009	Filed with the SEC on September 8, 2010 as part of our Annual Report on Form 10-K
10.5	Consulting Agreement between the Company and Robert Russell dated June 1, 2009	Filed with the SEC on September 8, 2010 as part of our Annual Report on Form 10-K
14.1	Code of Ethics	Filed with the SEC on September 15, 2008 as part of our Annual Report on Form 10-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLAND INTERNATIONAL, INC.

Dated: September 13, 2011	s/ David Wallace
By: David A. Wallace
Its: President and Principal Executive Officer

Dated: September 13, 2011	s/ David Wallace
By: David A. Wallace
Its: Chief Financial Officer and Principal Accounting Officer