Form 10-Q
period 2011-08-31
Ecoland International
filed 2011-10-12
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 000-53006

ECOLAND INTERNATIONAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

14 The Link, Morningside,	2196
Sandton, Johannesburg, Gauteng, Rep. South Africa.
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (27-11) 918-0198

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2011:  88,650,000 shares of common stock, with a par value of $.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
August 31, 2011

Page Intentionally Left Blank

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,	May 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$6,544	$5,706
Accounts receivable	3,495	-
Inventory	382	-

Total current assets	10,421	5,706

TOTAL ASSETS	$10,421	$5,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$25,617	$43,448
Notes payable	260,045	258,832
Notes payable - related parties	330,989	298,266

Total current liabilities	616,651	600,546

TOTAL LIABILITIES	616,651	600,546

STOCKHOLDERS' DEFICIT

Series A, Preferred stock; 100 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Series B, Preferred stock; 1,000,000 shares authorized, at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001 par value, 88,650,000 and 88,650,000 shares issued and outstanding at August 31, 2011 and May 31, 2011, respectively	88,650	88,650
Additional paid-in capital	316,850	316,850
Subscription Receivable	-	(30,000)
Accumulated other comprehensive loss Foreign currency translation adjustment	(12,990)	(19,330)
Deficit accumulated during the development stage	(998,740)	(951,010)

Total stockholders' deficit	(606,230)	(594,840)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,421	$5,706

	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			From inception
			on April 15,
	For the Three Months Ended		2005 Through
	August 31,		August 31,
	2011	2010	2011

REVENUES	$3,376	$-	$80,075

COST OF GOODS SOLD	2,056	-	56,239

GROSS PROFIT	1,320	-	23,836

EXPENSES

Depreciation and amortization	-	-	935
General and administrative	37,070	49,969	819,721

Total expenses	37,070	49,969	820,656

LOSS FROM OPERATIONS	(35,750)	(49,969)	(796,820)

OTHER EXPENSES

Interest expense	(11,980)	(9,383)	(201,920)

Total other expenses	(11,980)	(9,383)	(201,920)

NET LOSS	$(47,730)	$(59,352)	$(998,740)

COMPREHENSIVE LOSS
Foreign currency adjustment	6,340	(6,823)	(12,990)
NET COMPREHENSIVE LOSS	(41,390)	(66,175)	(1,011,730)

BASIC LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	88,650,000	62,710,274

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

							Accumulated
					Additional	Stock	Deficit during	Accumulated
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Other Comp-	Total Stock-
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	rehensive Income	holders defict
Inception April 15, 2005	-	$-	-	$-	$-	$-	$-	$-	$-

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000		-	-	-	20,000
Formation of sub					15				15
Net loss May 31, 2005	-	-					(29,128)		(29,128)
Balance, May 31, 2005			20,000,000	20,000	15	-	(29,128)	-	(9,113)

Common shares issued for services at $0.001 per share	-	-	20,000,000	20,000	-	-	-	-	20,000
Common shares issued for cash at $0.02 per share	-	-	4,000,000	4,000	76,000	(20,000)	-	-	60,000
Common shares issued for services at $0.02 per share	-	-	650,000	650	12,350	-	-	-	13,000
Net loss for the year ended May 31, 2006							(88,433)	-	(88,433)
Balance, May 31, 2006			44,650,000	44,650	88,365	(20,000)	(117,561)	-	(4,546)

Receipt of cash on subscriptions receivable	-	-	-	-	-	20,000	-	-	20,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	-	(157,774)	-	(157,774)

Balance, May 31, 2007			44,650,000	44,650	88,365	-	(275,335)	-	(142,320)

Services contributed by officers and directors	-	-	-	-	2,485	-	-	-	2,485
Net loss for the year ended May 31, 2008	-	-	-	-	-	-	(76,171)	-	(76,171)

Balance, May 31, 2008	-	-	44,650,000	44,650	90,850	-	(351,506)	-	(216,006)
Foreign exchange adjustments								5,148	5,148
Net loss for the year ended May 31, 2009	-	-	-	-	-	-	(104,107)	-	(104,107)

Balance, May 31, 2009	-	-	44,650,000	44,650	90,850	-	(455,613)	5,148	(314,965)

Common shares issued for Notes Payable at $0.005 per share	-	-	18,000,000	18,000	72,000	-	-	-	90,000
Common shares issued for services at $0.005 per share	-	-	4,000,000	4,000	16,000	-	-	-	20,000
Common shares issued for services at $0.005 per share	-	-	12,000,000	12,000	48,000	-	-	-	60,000
Foreign exchange adjustments								(5,270)	(5,270)
Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(293,130)	-	(293,130)

Balance, May 31, 2010	-	-	78,650,000	78,650	226,850	-	(748,743)	(122)	(443,365)

Common shares issued for cash at $0.01 per share	-	-	10,000,000	10,000	90,000	(30,000)	-	-	70,000
Foreign exchange adjustments								(19,208)	(19,208)
Net loss for the year ended
May 31, 2011	-	-	-	-	-	-	(202,267)	-	(202,267)

Balance, May 31,2011	-	-	88,650,000	88,650	316,850	(30,000)	(951,010)	(19,330)	(594,840)

Cash from subscriptions receivable						30,000			30,000
Foreign exchange adjustments		-	-	-	-	-	-	6,340	6,340
Net loss for the year ended
August 31, 2011	-	-	-	-	-	-	(47,730)	-	(47,730)

Balance, August 31, 2011 (unaudited)			$88,650,000	$88,650	$316,850	$-	$(998,740)	$(12,990)	$(606,230)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLAND INTERNATIONAL, INC. AND SUBSIDIARIES
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From inception
			on April 15,
	For the 3 Months Ending		2005 Through
	August, 31		August, 31
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010	2011

Net loss	$(47,730)	$(59,352)	$(998,740)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	1,525
Common stock issued for services	-	-	133,000
Services contributed by officer	-	-	2,485
Changes in operating assets and liabilities
Increase in accounts receivable	(3,495)	3,508	(3,495)
Increase in inventory	(382)	(123)	(382)
Decrease in accounts payable and accrued expenses	(17,831)	17,164	25,617
Accrued services by officers and directors	33,936	33,071	332,202

Net cash used by operating activities	(35,502)	(5,732)	(507,788)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net cash used by investing activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	30,000	-	180,015
Proceeds from issuance of notes payable	-	12,500	348,832

Net cash provided by financing activities	30,000	12,500	528,847

NET INCREASE IN CASH	(5,502)	6,768	19,534

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,340	(6,823)	(12,990)

CASH AT BEGINNING OF PERIOD	5,706	38	-

CASH AT END OF PERIOD	$6,544	$(17)	$6,544

SUPPLIMENTAL INFORMATION

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non cash activities:
Common stock issued for notes payable	$-	$90,000	$90,000

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

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. These financials statements should be read in conjunction with the financial statement included in the Company’s Annual Report filed with the SEC on form 10K for the fiscal year ended May 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ecoland International, Inc. and Guano Distributors, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of August 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and payables. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Concentrations

For the three month period ended August 31, 2011 one customer accounted for 100% of sales.  As of August 31, 2011, one customer accounted for 100% of the accounts receivable balance.

Advertising

The Company has incurred no advertising costs since inception. At such time the Company commences advertising activities; such costs will be expensed as incurred.

Recently Issued Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material financial impact on the Company’s financial statements.

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

At August 31, 2011, the Company has accumulated losses of $998,740 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - NOTES PAYABLE

At August 31, 2011 the Company had notes payable and accrued interest totaling $260,045. Included in this amount are four separate unsecured notes payable to unrelated entities totaling $146,901. The notes are due on demand and accrue interest at a rate of 8.0% per annum.  Also included under our wholly owned subsidiary are notes payables due to four unrelated entities totaling $113,144.  The notes are unsecured, due on demand and accrue interest at a rate of 10.5% per annum.  Interest expense for the three months ended August 31, 2011 was $5,671. The interest expense for three months ended August 31, 2010 was $6,007.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At August 31, 2011, the Company had unsecured notes payable and accrued interest of $330,989. These notes are payable to the officer and director of the Company. Each note is due on demand and accrues interest at a rate ranging from 8.0% to 10.5% per annum.  Interest expense for the three months ended August 31, 2011 was $6,309. The interest expense for three months ended August 31, 2010 was $3,797. Accrued expenses relating to Directors Compensation are included in the balances of the notes payable – related parties and these unpaid expenses are subject to interest charges ranging from 8.0% - 10.5% per annum as applicable for each note payable.

NOTE 5 – STOCKHOLDERS’ DEFICIT

As of August 31, 2011, the Company’s capital structure consisted of common shares and Series A and B preferred shares.

There were 500,000,000 common shares authorized with a par value of $0.001 and 88,650,000 shares outstanding as of August 31, 2011 and May 31, 2011.

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

The holders of the Series A Preferred Stock may waive their rights to elect such three (3) directors at any time and assign such right to the board of directors to elect such directors; and the holders of a majority of the shares of common stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect two (2) directors. As of August 31, 2011, there were no outstanding Series A preferred shares.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ DEFICIT - CONTINUED

On July 27, 2010, the Company created 1,000,000 Series B preferred shares with a par value of $0.001. No Series B shares were issued during the period. The Series B Preferred Stock shall vote or act by written consent together with the common stock and not as a separate class.  Each share of Series B Preferred Stock shall have that number of votes equal to five thousand (5,000) shares of common stock at any special or annual meeting of the stockholders of the Company, and in any act by written consent in lieu of any special or annual meeting of the stockholders of the Company.  In the case the Company shall at any time subdivide (by any share split, share dividend or otherwise) its outstanding shares of common stock into a greater number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such subdivision, shall be proportionately increased and, conversely, in case the outstanding common stock shall be combined into a smaller number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such combination, shall be proportionately reduced. As of August 31, 2011, there were no outstanding Series B preferred shares.

On July 12, 2010, the Company entered into subscription agreements with two unrelated entities to purchase shares of the Company’s common stock at $0.01 per share.  The Company has issued a total of 10,000,000 shares and has recorded a subscription receivable for the funds to be receivable.

As of August 31, 2011 the subscription receivable had been received in full.

Item 2.	Management's Discussion And Analysis Or Plan Of Operation.

Cautionary Statement Concerning Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by, or include the words “believes,” “could,” “expects,” “intends” “anticipates,” or similar expressions.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern; adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs; difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three months ended August 31, 2011 and August 31, 2010. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended August 31, 2011 as Compared to Three Months Ended August 31, 2010.

Results of Operations

Net Revenue

During the three-months ended August 31, 2011, we generated $3,376 in sales revenues, as compared to $0 for the three-month period ended August 31, 2010.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.  To date we have concentrated on establishing the viability of the market for guano as a fertilizer and now seek to find distributors capable of handling a higher volume of sales.    The Company continues to market the guano and to search for established distributors in the United Kingdom, Europe, and U.S.A. The Company is hampered in generating revenues through sales and marketing by a lack of adequate funding.

Cost of Sales

Cost of sales for the three-month period ended August 31, 2011was $2,056, compared to $0 for the three-month period ended August 31, 2010.

Gross Profit

The gross profit for the three-month period ended August 31, 2011, was $1,320, compared to $0 for the three-month period ended August 31, 2010.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $37,070 for the three-month period ended August 31, 2011 as compared to an expense of $49,969 for the three-month period ended August 31, 2010.  The decrease can be attributed to reduced legal and professional fees associated with listing the Company on the OTCBB.

 Net Income (Loss)

We had a net loss of $47,730 for the three-month period ended August 31, 2011, as compared to a net loss of $59,352 for the three-month period ended August 31, 2010.  The net loss in the period ending August 31, 2011 was impacted by interest expense of $11,980 compared to $9,383 for the three-month period ended August 31, 2010. The interest expense has increased in line with the increased borrowings of the Company.

Basic and Diluted Income (Loss) Per Share

Our basic loss per share for the three-month period ended August 31, 2011 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended August 31, 2010.

Liquidity and Capital Resources

We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe approximately $616,651in current liabilities.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal year 2012.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended August 31, 2011.

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

There has been no material change to the risk factors since the year end May 31, 2011 and filed with the 10-K for that period.

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

Date: October 12, 2011
	By	/s/ David Wallace
David Wallace, Chief Executive Officer

	By	/s/ David Wallace
David Wallace, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	October 12, 2011