Form 10-Q
period 2011-11-30
Ecoland International
filed 2012-01-17
CIK 1388180

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 333-140396

ECOLAND INTERNATIONAL, INC.
(Exact name of issuer as specified in its charter)
Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 The Link, Morningside, Sandton, South Africa, 2196.	91423
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (2711) 918-0198

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of   November 30, 2011:  88,650,000 shares of common stock, with a par value of $.001 per share.

PART I

Financial Information

Item 1.	Financial Statements.

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	November 30,	May 31,
	2011	2011
	(Unaudited)
CURRENT ASSETS

Cash	$8	$5,706
Accounts receivable	3,018	-
Inventory	189	-

Total current assets	3,215	5,706

TOTAL ASSETS	$3,215	$5,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$26,574	$43,448
Notes payable	250,622	258,832
Notes payable - related parties	359,477	298,266

Total current liabilities	636,673	600,546
TOTAL LIABILITIES	636,673	600,546

STOCKHOLDERS' DEFICIT

Series A, Preferred stock; 100 shares authorized,
at $0.001 per share, -0- shares issued and outstanding	-	-
Series B, Preferred stock; 1,000,000 shares authorized,
at $0.001 per share, -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized, at $0.001
par value, 88,650,000 and 88,650,000 shares issued and outstanding
at November 30, 2011 and May 31, 2011, respectively	88,650	88,650
Additional paid-in capital	316,850	316,850
Subscription Receivable	-	(30,000)
Accumulated other comprehensive income (loss)	9,818	(19,330)
Deficit accumulated during the development stage	(1,048,776)	(951,010)

Total stockholders' deficit	(633,458)	(594,840)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$3,215	$5,706

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income
			(Unaudited)

						From inception
						on April 15,
	For the Three Months Ended			For the Six Months Ended		2005 Through
	November 30,			November 30,		November 30,
	2011	2010		2011	2010	2011

REVENUES	$336		$11,786	$3,712	$11,786	$80,411

COST OF GOODS SOLD	200	-	6,427	2,256	6,427	56,439

GROSS PROFIT	136		5,359	1,456	5,359	23,972

EXPENSES

Depreciation and
amortization	-		-	-	-	935
General and
administrative	36,576		38,443	73,646	88,412	856,297

Total Expenses	36,576		38,443	73,646	88,412	857,232

LOSS FROM
OPERATIONS	(36,440)		(33,084)	(72,190)	(83,053)	(833,260)

OTHER INCOME
(EXPENSES)

Interest expense	(13,596)		(11,140)	(25,576)	(20,944)	(215,516)

Total Other
Expenses	(13,596)		(11,140)	(25,576)	(20,944)	(215,516)

NET LOSS	$(50,036)		$(44,224)	$(97,766)	$(103,997)	$(1,048,776)

COMPREHENSIVE LOSS
Foreign Currency Adjustment	22,808		(5,066)	29,148	(11,888)	9,818
NET COMPREHENSIVE LOSS	(27,228)		(49,290)	(68,618)	(115,885)	(1,038,958)

BASIC LOSS
PER SHARE	$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUSTANDING - BASIC	88,650,000		88,650,000	88,650,000	86,397,253

The accompanying notes are an integral part of these consolidated financial statements

ECOLAND INTERNATIONAL, INC.
(Formerly Guano Distributors, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From inception
			on April 15,
	For the 6 Months Ending		2005 Through
	November 30		November 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010	2011

Net loss	$(97,766)	$(103,997)	$(1,048,776)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	-	-	1,525
Common stock issued for Services	-	-	133,000
Services contributed by officer			2,485
Accrued services by officers and directors	61,211	69,803	359,477
Changes in operating assets and liabilities
Increase in accounts receivable	(3,018)	(7,906)	(3,018)
Decrease in inventory	(189)	1,781	(189)
Decrease in accounts payable and accrued expenses	(16,874)	4,699	26,574

Net cash used by operating activities	(56,636)	(35,620)	(528,922)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(1,525)

Net cash used by investing activities	-	-	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Commmon stock issued for cash	30,000	-	180,015
Proceeds from issuance of notes payable	(8,210)	48,865	340,622

Net cash provided by financing activities	21,790	48,865	520,637

EFFECT OF EXHANGE RATE CHANGES ON CASH	29,148	(11,888)	9,818

NET DECREASE IN CASH	(34,846)	13,245	(9,810)

CASH AT BEGINNING OF PERIOD	5,706	38	-

CASH AT END OF PERIOD	$8	$1,395	$8

SUPPLIMENTAL INFORMATION

Cash paid for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non cash activities:
Common stock issued for notes payable	$-	$-	$90,000

The accompanying notes are an integral part of these consolidated financial statements

ECOLAND INTERNATIONAL, INC.

(Formerly Guano Distributors, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

The Company began operations on April 15, 2005 through Guano Distributors, Pty. The Company was then incorporated in the State of Nevada on June 24, 2005 as Guano Distributors, Inc. of which Guano Distributors Pty Ltd, was consolidated as a wholly owned subsidiary. The Company changed its name to Ecoland International, Inc. on June 24, 2006. In May 2006, the Company amended its Articles of Incorporation to increase the authorized common stock to 500,000,000 shares and 50,000,000 of “blank check” preferred shares. In May 2005 the Company acquired certain distribution rights from Sociaf, LDA an Angolan company, pertaining to Dry Bar Cave Bat Guano. On July 2010 the Company designated terms to a portion of the authorized preferred shares, see Note 5 for detail.

The Company has not achieved significant revenues and is a development stage company in accordance with FASB ASC 915 “Development Stage Entities.”

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. These financials statements should be read in conjunction with the financial statement included in the Company’s Annual Report filed with the SEC on form 10K for the fiscal year ended May 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended November 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

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

 Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management as of November 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and payables. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Revenue recognition

Revenue from product sales is recognized when shipped, FOB shipping point and accepted by the customer without right of return. Shipping and handling charges billed to customers are included in net sales and shipping and handling costs incurred by the Company are included in cost of goods sold.

Concentrations

For the three month period ended November 30, 2011 one customer accounted for 100% of sales.  As of November 30, 2011, one customer accounted for 100% of the accounts receivable balance.

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

At November 30, 2011, the Company has accumulated losses of $1,048,776 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - NOTES PAYABLE

At November 30, 2011 the Company had notes payable and accrued interest totaling $250,622. Included in this amount are four separate unsecured notes payable to unrelated entities totaling $150,327. The notes are due on demand and accrue interest at a rate of 8.0% per annum. Also included under our wholly owned subsidiary are notes payables due to four unrelated entities totaling $100,295. The notes are unsecured, due on demand and accrue interest at a rate of 10.5% per annum. Interest expense for the six months ended November 30, 2011was $11,922 and for the three months ended November 30, 2011 was $6,251 . The interest expense for six months ended November 30, 2010 was $12,718 and for the three month period ended November 30, 2010 was $6,711.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At November 30, 2011, the Company had unsecured notes payable and accrued interest of $359,477. These notes are payable to the officer and director of the Company. Each note is due on demand and accrues interest at a rate ranging from 8.0% to 10.5% per annum. Interest expense for the six months ended November 30, 2011 was $13,654 and for the three month period was $7,345. The interest expense for the six months ended November 31, 2010 was $8,226 and for the three month period $4,429. Accrued expenses relating to Directors Compensation are included in the balances of the notes payable – related parties and these unpaid expenses are subject to interest charges ranging from 8.0% - 10.5% per annum as applicable for each note payable.

NOTE 5 – STOCKHOLDERS’ DEFICIT

As of November 30, 2011, the Company’s capital structure consisted of common shares and Series A and B preferred shares.

There were 500,000,000 common shares authorized with a par value of $0.001 and 88,650,000 shares outstanding as of November 30, 2011 and May 31, 2011.

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

The holders of the Series A Preferred Stock may waive their rights to elect such three (3) directors at any time and assign such right to the board of directors to elect such directors; and the holders of a majority of the shares of common stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect two (2) directors. As of November 30, 2011, there were no outstanding Series A preferred shares.

NOTE 5 – STOCKHOLDERS’ DEFICIT - CONTINUED

On July 27, 2010, the Company created 1,000,000 Series B preferred shares with a par value of $0.001. No Series B shares were issued during the period. The Series B Preferred Stock shall vote or act by written consent together with the common stock and not as a separate class.  Each share of Series B Preferred Stock shall have that number of votes equal to five thousand (5,000) shares of common stock at any special or annual meeting of the stockholders of the Company, and in any act by written consent in lieu of any special or annual meeting of the stockholders of the Company.  In the case the Company shall at any time subdivide (by any share split, share dividend or otherwise) its outstanding shares of common stock into a greater number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such subdivision, shall be proportionately increased and, conversely, in case the outstanding common stock shall be combined into a smaller number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such combination, shall be proportionately reduced. As of November 30, 2011, there were no outstanding Series B preferred shares.

On July 12, 2010, the Company entered into subscription agreements with two unrelated entities to purchase shares of the Company’s common stock at $0.01 per share. The Company has issued a total of 10,000,000 shares for total proceeds of $100,000 as of May 31, 2011 $30,000 of which were recorded as stock receivable. During the period ended November 31, 2011, the Company received $30,000.

NOTE 6 – SUBSEQUENT EVENTS

The Company filed an 8K on November 17, 2011 indicating 3 shareholders were selling their shares to D&R Technology, Incorporated. The sale amounted to 59,000,000 shares of common stock and would result in a change of control of the Company. As of January 10, 2012, the agreement is in default and has not been finalised.

The intention of the 3 shareholders is to transfer control of the Company to D&R Technology, Incorporated.

Item 2.	Management's Discussion And Analysis Or Plan Of Operation.

Cautionary Statement Concerning Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by, or include the words “believes,” “could,” “expects,” “intends” “anticipates,” or similar expressions.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs; customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance, or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law

The Company filed an 8K on November 17, 2011 indicating 3 shareholders were selling their shares to D&R Technology Incorporated. The sale amounted to 59,000,000 shares of common stock and would result in a change of control of the Company. As of January 10, 2012, the agreement is in default and has not been finalised.

The intention of the 3 shareholders is to transfer control of the Company to D&R Technology, Incorporated.

The discussion and financial statements contained herein are for the three and six months ended November 30, 2011 with the three and six months ended November 30, 2010. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Three Months Period Ended November 30, 2011 as Compared to Three Months Ended November 30, 2010.

Results of Operations

Net Revenue

During the three months ended November 30, 2011 the Company generated $336 in sales revenues, as compared to $11,786 for the three-month period ended November 30, 2010.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.

Cost of Sales

Cost of sales for the period three-month period ended November 30, 2011 was $200, compared to $6,427 for the three-month period ended November 30, 2010.

Gross Profit

The gross profit for the three-month period ended November 30, 2011 was $136, compared to $5,359 for the three-month period ended November 30, 2010.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $36,576 for the three-month period ended November 30, 2011 as compared to $38,443 for the three-month period ended November 30, 2010.  General and administrative expenses in the current period are marginally lower on the same quarter last year.

Net Income (Loss)

We had a loss before taxes of $50,036 for the three month period ended November 30, 2011, as compared to a loss before taxes of $44,224 for the three month period ended November 30, 2010.  The loss before taxes in the period ending November 30, 2011 was impacted by an interest expense of $13,596 compared to $11,140 for the three-month period ended November 30, 2010. The interest expense has increased in line with the increased borrowings of the Company.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the three month period ended November 30, 2011 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2010.

Six Months Period Ended November 30, 2011 as Compared to Six Months Ended November 30, 2010.

Results of Operations

Net Revenue

During the six months ended November 30, 2011, we generated $3,712 in sales revenues, as compared to $11,786 for the six-month period ended November 30, 2010.  Net revenues continue to fluctuate as Ecoland seeks to establish a customer base that can provide suitable volumes of business.

Cost of Sales

Cost of sales for the period six month period ended November 30, 2011 was $2,256, compared to $6,427 for the six month period ended November 30, 2010.

Gross Profit

The gross profit for the six-month period ended November 30, 2011, was $1,456, compared to $5,359 for the six-month period ended November 30, 2010.

General, Administrative and Selling Expenses

We incurred general and administrative costs of $73,646 for the six-month period ended November 30, 2011 as compared to $88,412 for the six-month period ended November 30, 2010.  General and administrative expenses are lower in the comparative six month period through lower professional fees incurred in having the company listed on the OTC BB.

Net Income (Loss)

We had a loss before taxes of $97,766 for the six month period ended November 30, 2011, as compared to a loss before taxes of $103,997 for the six month period ended November 30, 2010.  The loss before taxes in the period ending November 30, 2011 was impacted by an interest expense of $25,576 compared to $20,944 for the six-month period ended November 30, 2010 reflecting a higher level of borrowings.

Basic and Diluted Income (Loss) Per Share

Our basic and diluted income (loss) per share for the six month period ended November 30, 2011 was $(0.00), compared a loss per share of ($0.00) during the corresponding period ended November 30, 2010.

Liquidity and Capital Resources

Our independent auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended May 31, 2011.  We do not currently have sufficient capital to meet our short-term cash requirements.  We will continue to need to raise additional funds to conduct our business activities in the next twelve months.  We owe $636,673 in current liabilities.  Additionally, we estimate that we will need approximately $1,000,000 to expand operations through the end of the fiscal years 2011/12.  These operating costs include general and administrative expenses and the deployment of inventory.  We have raised funds through the sale of our common stock, although no shares were sold during the three months ended November 30, 2011.

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

The Company filed an 8K on November 27, 2011 indicating the sale of 59,000,000 shares of issued common stock by 3 shareholders to D&R Technology, Incorporated. The transaction had not been completed as of November 30, 2011 and is anticipated to be completed during the third quarter ending February 28, 2012.

The Company appointed 2 new directors on November 17, 2011. Messrs. Berardino Paolucci and Drasko Karanovic.

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

Signature	Title	Date
/s/ David Wallace	Chief Executive Officer, Chief Financial Officer and Director	January 12 2011