Form 10-Q
period 2012-03-31
Novus Robotics Inc.
filed 2012-05-17
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 Forthe period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7669 Kimbal Street
Mississauga, Ontario
Canada L5S 1A7
(Address of principal executive offices)

(905) 672-7669
(Issuer’s telephone number)

Ecoland International, Inc.
4909 West Joshua Boulevard, Suite 1059
Chandler, AZ 85226
May 31,
(Former name, former address and former fiscal year, if changes since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on whichregistered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes  ☐ No  ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 14, 2012
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash	$1,524,557	$969,502
AR	305,265	367,136
Inventory	503,099	798,066
Taxes recoverable	31,971	39,063
Prepaid expense	2,870	2,870
Total current assets	2,367,762	2,176,637

Security deposits	14,142	14,450
Fixed assets
Fixed assets, net of deprecation	139,880	147,380
Total assets	$2,521,784	$2,338,467

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$299,080	$254,799
Note payable	130,000	-
Deferred revenue	452,019	1,277,005
Warranty provision	37,502	49,165
Taxes payable	64,000	-
Due to shareholder	500,000	6,254
Total current liabilities	1,482,601	1,587,223
Total liabilities	1,482,601	1,587,223

STOCKHOLDERS' EQUITY
Preferred stock: 50,000,000 shares authorized, at $0.001 per shares, 0 shares issued and oustanding	-	-
Common stock: 500,000,000 shares authorized, at $.001 per share issued and outstanding
88,650,000 common shares (December 31, 2011 - 59,000,000 common shares)	88,650	59,000
Accumulated other comprehensive income	69,465	81,677
Retained earnings	881,069	610,567
Total stockholders' equity	1,039,183	751,244

Total liabilities and stockholders' equity	$2,521,784	$2,338,467

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
For the period ended March 31,
(Unaudited)	2012	2011

Revenue	$1,624,481	$2,306,094

Cost of goods sold	698,141	1,420,259
Gross profit	926,340	885,835

Expenses
Compensation	312,955	493,839
Occupany costs	22,609	25,512
Maintenance and repairs	-	7,957
Travel	13,229	40,745
Professional fees	58,772	20,869
Communication	5,149	13,372
Office and general	27,378	36,673
Foreign exchange loss	1,405	-
Total operating expenses	441,497	638,967
Income tax expense	(64,000)	-

Net income	$420,843	$246,868

Other comprehensive loss
Foreign exchange adjustment	(12,212)	-

Comprehensive income	$408,631	$246,868

Basic and diluted income per share	$0.01	$0.00

Weighted average number of shares outstanding - basic and diluted	78,437,222	59,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
For the period ended March 31,
(Unaudited)	2012	2011

Cash flow from operating activities
Net income	$420,843	$246,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,500	10,643
Changes in operating assets and liabilities
Accounts receivable	61,883	(394,709)
Inventory	295,161	1,308,801
Security deposit	308	(414)
Accounts payable and accrued expense	44,281	(247,178)
Deferred revenue	(824,986)	(973,567)
Warranty provision	(11,663)	154,645
Taxes recoverable/payable	71,092	75,935
Net cash provided by operating activities	64,419	181,024
Cash Flow from investing activities
Cash received as result of reverse merger transaction	2,848	-
Net cash provided by investing activities	2,848	-

Cash Flow from financing activities
Due to shareholder	500,000	(110,538)
Net cash provided by financing activities	500,000	(110,538)

Effect of foreign exchange rate on changes in cash	(12,212)	(73,810)

Increase in cash	555,055	(3,324)

Cash, beginning of period	969,502	421,977

Cash, end of period	$1,524,557	$418,753

Non-cash inveting and financing activities:
Receivable received as result of reverse merger transaction	$(12)	$-
Inventory received as result of reverse merger transaction	$(194)	$-
Accounts payable received as result of reverse merger transaction	$(6,255)	$-
Notes payable received as result of reverse merger transaction	$130,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2012

1.	Basis of Presentation and Continuance

Novus Robotics Inc. (“Novus” or “the Company”), formerly known as Ecoland International Inc. (“Ecoland”), a Nevada corporation, was incorporated on June 24, 2005 under the name Guano Distributors, Inc. for the purpose of selling Dry-Bar Cave bat guano. On June 28, 2006, the articles of incorporation were amended to change its name to Ecoland. On March 13, 2012, the articles of incorporation were amended to change the Company’s name to Novus.

Pursuant to a share exchange agreement between Novus and D&R Technologies Inc. (“D&R”), incorporated under the laws of the Province of Ontario on June 16, 2004, the Company issued 59,000,000 common shares to the shareholders of D&R in exchange for 100% of their issued and outstanding common shares thereby making D&R its wholly-owned subsidiary. The acquisition has been treated as a recapitalization of Novus with D&R as the accounting acquirer in accordance with the Reverse Merger rules.

D&R’s principle business activity is the engineering, design and the manufacturing of automated tube processing solutions for the automotive industry.

2.	Reverse Merger Transaction

Pursuant to the terms of an acquisition agreement between Novus Robotics, Inc (f/k/a Ecoland International, Inc) and D&R dated January 27, 2012, and effective February 1, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus.  Pursuant to a share exchange agreement between Novus and D&R Technologies Inc. (“D&R”), incorporated under the laws of the Province of Ontario on June 16, 2004, the Company issued 59,000,000 common shares to the shareholders of D&R in exchange for 100% of their issued and outstanding common shares thereby making D&R its wholly-owned subsidiary. D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Novus Robotics, Inc (fka Ecoland International, Inc), the legal parent.  Immediate prior to the completion of the transaction, Ecoland had 29,650,000 common shares issued and outstanding.

Based on the balance sheet of Ecoland prepared in connection with the transaction, the net assets acquired by D&R were as follows:

	$
Cash		2,848
Net liabilities		(123,539)
Working capital deficiency		(120,691)

As a consequence of the transaction, the Company received cash of $2,848, other assets of $206, intercompany asset of $6,255 and assumed liabilities of $130,000.

For accounting purposes, the acquisition has been treated as a reverse merger and recapitalization of D&R with D&R as the acquirer, in essence, a recapitalization of Novus Robotics, Inc (fka Ecoland International, Inc).  As such, the historical deficit of Ecoland, $1,053,361, was eliminated along with its additional paid in capital account by charging these amounts to retained earnings.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. D&R’s functional currency is the Canadian Dollar. They do not include all of the information and note disclosures required for full annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with US GAAP have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technologies Inc. and D&R Tools Inc. All inter-company accounts and transactions have been eliminated on consolidation.

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Financial statement items subject to significant judgment include expense accruals, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment" the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2012, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2012, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory

Inventory, comprised principally of raw materials, is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Fixed Assets

Fixed assets are stated at cost. Depreciation is recorded on a straight line basis reflective of the useful lives of the assets. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

Estimated
Useful Life

Office equipment	5 years
Computer equipment	5 years
Shop and Machinery equipment	7 to 10 years

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars in accordance with the ASC 830-30 as follows:

i. monetary items at the rate prevailing at the balance sheet date;
ii. non-monetary items at the historical exchange rate;
iii. revenue and expenses at the average rate in effect during the applicable accounting period.

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Financial Instruments

The carrying values of the Company’s financial instruments, which comprise cash, accounts receivable, accounts payable, payroll liabilities, loan payable, taxes payable and due to officers/shareholders, approximate their fair values due to the immediate or short-term maturity of these instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Measurements

The authoritative guidance for fair values establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted ASC 740, "Accounting for Income Taxes," as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will be able to utilize the net operating losses carried forward in future years.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized when the project is complete and when collection of the resulting receivable is reasonably assured.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended March 31, 2012, the Company does not have equity instruments outstanding which would determine diluted income per share.

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the statement of stockholders’ equity and in the balance sheet as a component of stockholders’ equity.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported on OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that its adoption of this guidance will have a material impact on its consolidated results.

4.	DUE TO OFFICERS/SHAREHOLDERS

In November 2009, two shareholders loaned the Company $172,000 ($180,000 CDN) to finance the purchase of inventory.  The loan is repayable over 3 years and bears interest at the prescribed rates defined by the Canada Revenue Agency. The loan was repaid in the first quarter of fiscal 2011.

During the first quarter of 2012, a shareholder of D&R loaned the Company $500,000 to assist with working capital requirements. The loan is unsecured, non-interest bearing with no fixed terms of repayment.

5.	NOTES PAYABLE

Due to the reverse merger referenced in note 1, on February 1, 2012 the Company assumed notes payable and accrued interest totaling $130,000. Included in this amount are three separate notes payable to unrelated entities. The notes are unsecured, due on demand and accrue interest at a rate of 8.0% per annum.

6.	STOCKHOLDERS’ EQUITY

During 2011, the Board of Directors authorized a return of capital to the shareholders in the amount of $99,810.

On February 1, 2012, Novus issued 59,000,000 common shares and cancelled 59,000,000 common shares pursuant to the reverse merger transaction per note 1. Also see note 2 for reverse merger treatment.

7.	CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (“JCI”). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the quarter ended March 31, 2012 and year ended December 31, 2011 more than 90% of all sales and receivables was to this entity.

8.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $12,000 per month expiring on July 31, 2013.

As at March 31, 2012, the aggregate minimum annual lease payments under operating leases were as follows:

2012	$108,000
2013	84,000
$192,000

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were formed in the State of Nevada on June 24, 2005 under the name Guano Distributors, Inc. Prior to our incorporation, on April 15, 2005, David Wallace, our then-chief executive officer, chief financial officer and sole director, formed Guano Distributors (Pty) Ltd., a South African registered company, for the purpose of selling Dry-Bar Cave bat guano. On May 15, 2005, Mr. Wallace transferred all of his ownership interest in Guano Distributors (Pty) Ltd. to us. On June 28, 2006, we amended our Articles of Incorporation to change our name to Ecoland International, Inc.

Share Exchange Agreement

We entered into a share exchange agreement with D&R Technology Inc., a private corporation (“D&R Technology”), and the shareholders of D&R Technology Inc. (the “D&R Shareholders”) dated January 27, 2012 (the “Share Exchange Agreement”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary.

We had previously announced that certain controlling shareholders of the Corporation (the “Controlling Shareholders”) and D&R Technology entered into a stock purchase agreement dated November 7, 2011 (the “Stock Purchase Agreement”), pursuant to which D&R Technology was to acquire 59,000,000 shares of our common stock. Subsequently, the Controlling Shareholders and D&R Technology entered into that certain termination agreement dated January 27, 2011 (the “Termination Agreement”), pursuant to which the parties rescinded the Stock Purchase Agreement and the Controlling Shareholders returned to us their respective share certificates evidencing the aggregate 59,000,000 shares of our common stock. The respective share certificates received from the Controlling Shareholders were cancelled and the 59,000,000 shares of common stock were returned to treasury.

Certificate of Amendment

On March 13, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “Ecoland International Inc.” to “Novus Robotics Inc.” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 13, 2012, when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated February 21, 2012 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated February 21, 2012.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets on April 10, 2012. Our new cusip number is 67011H108.  The list of officers will be updated with the correct list on or before June 30, 2012.

Therefore, as of the date of this Quarterly Report, our trading symbol is “NRBT”. Our management deemed it appropriate to change our name to Novus Robotics Inc. in furtherance of and to better reflect the nature of our new business operations.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Novus Robotics," refers to Novus Robotics Inc..

CURRENT BUSINESS OPERATIONS

We are involved in the area of engineering, design and manufacturing of robotics and automation technology solutions, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we will provide state of the art automation technologies to solve our customers’ complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we will work with other leading robotic manufacturers to provide the best automation technologies. We will provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and the water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for company’s products as manufacturers look to improve the speed, quality and reliability of production through automation.

We intend to rapidly become one of the leading providers of automated manufacturing solutions, which are used primarily by three of the top ten Tier I automotive part suppliers in the world. We also make precision components and tooling using our own custom-built manufacturing systems, process knowledge and automation technology.

Our business is in its early development and operating stages. To date, our primary activities include designing and installation of retrofits to existing automotive systems, automotive spare parts, automotive maintenance and repairs. We are currently offering products such as Seat Frame Systems, IP Tube systems and Integrated Bend-Weld Systems for the automotive industry. Our primary focus will be placed on product engineering and manufacturing processes as discussed above to ensure the highest quality, product features and efficient manufacturing processing.

RESULTS OF OPERATION

	Three Month Periods Ended March 31, 2012 and 2011
	2012	2011

Revenues	1,624,481	2,306,094
Cost of Goods Sold	698,141	1,420,259
Gross Profit	926,340	885,835
Expenses
Compensation	312,955	493,839
Occupancy costs	22,609	25,512
Maintenance and repairs	-0-	7,957
Travel	13,229	40,745
Professional fees	58,772	20,869
Communication	5,149	13,372
Office and general	27,378	6,673
Foreign exchange loss	1,405	-0-
Total Operating Expenses	441,497	638,967
Income tax expense	(64,000)	-
Net Income	420,843	246,868
Comprehensive income	408,631	246,868

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

Our net income for the three month period ended March 31, 2012 was $420,843 compared to a net income of $246,868 during the three month period ended March 31, 2011 (an increase of $173,975).

During the three month period ended March 31, 2012, we generated revenue in the amount of $1,624,481 compared to revenue generated during the three month period ended March 31, 2011 of $2,306,094 (a decrease of $681,613). During the three month period ended March 31, 2012, cost of goods sold was $698,141 compared with $1,420,259 during the three month period ended March 31, 2011. This resulted in gross profit of $926,340 during the three month period ended March 31, 2012 compared with a gross profit of $885,835 during the three month period ended March 31, 2011. The decrease in revenues during the three month period ended March 31, 2012 compared with 2011 related to decreased sales to consumers of our special purpose machinery products and services due to management’s focus on the acquisition of our wholly-owned subsidiary. The decrease in cost of sales was due to the decrease in sales.

During the three month period ended March 31, 2012, we incurred operating expenses of $453,709 compared to $638,967 incurred during the three month period ended March 31, 2011 (a decrease of $185,258). The operating expenses incurred during the three month period ended March 31, 2012 consisted of: (i) compensation of $312,955 (2011: $493,839); (ii) occupancy costs of 22,609 (2011: $25,512); (iii) maintenance and repairs of $-0- (2011: $7,957); (iv) travel of $13,229 (2011: $40,745); (v) professional fees of $58,772 (2011: $20,869); (vi) communication of $5,149 (2011: $1,372); (vii) office and general of $27,378 (2011: $36,673); and (viii) foreign exchange loss of $1,405 (2011: $-0-). The decrease in the incurrence of operating expenses during the three month period ended March 31, 2012 reflects the lesser expenses incurred as a result of our decreased sales during the period. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  Due to transactions denominated and settled in foreign currency, we generated a loss on foreign translation of $1,405 during the three month period ended March 31, 2012.

This resulted in a comprehensive income of $408,631 during the three month period ended March 31, 2012 resulting from a foreign exchange adjustment of $12,212, compared with comprehensive net income of $246,868 during the three month period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2012

As at March 31, 2012, our current assets were $2,367,762 and our current liabilities were $1,482,601, which resulted in a working capital surplus of $885,161. As at March 31, 2012, current assets were comprised of: (i) $1,524,557 in cash; (ii) $305,265 in accounts receivable; (iii) $503,099 in inventory; (iv) $31,971 in taxes recoverable and (iv) $2,870 in prepaid expenses. As at the three month period ended March 31, 2012, current liabilities were comprised of: (i) $299,080 in accounts payable and accrued expenses; (ii) $130,000 in note payable; (iii) $452,019 in deferred revenue; (iv) $37,502 in warranty provision; (v) $64,000 in taxes payable; and (vi) $500,000 due from shareholder.

As at March 31, 2012, our total assets were $2,521,784 comprised of: (i) $2,367,762 in current assets; (ii) $14,142 in security deposits; and (iii) $139,880 in fixed assets, net of depreciation. The increase of total assets for the three month period ended March 31, 2012 from December 31, 2011 was primarily due to the increase in cash.

As at March 31, 2012, our total liabilities were $1,482,601 comprised entirely of current liabilities. The increase in liabilities for the three month period ended March 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the increases in note payable of $130,000 and $500,000 due from shareholder.

Stockholders’ equity increased from $751,244 as of December 31, 2011 to $1,039,183 as of March 31, 2012.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the three month period ended March 31, 2012, net cash flows from operating activities was $64,419 consisting primarily of net income of $420,843. Net cash flows from operating activities was adjusted by $7,500 in depreciation. Net cash flow from operating activities was further changed by an increase of $61,883 in accounts receivable, $295,161 in inventory, $308 in prepaid expense, $44,281 in accounts payable and accrued expense, $824,986 in deferred revenue, $11,663 in warranty provision and $71,092 in taxes recoverable/payable.

For the three month period ended March 31, 2011, net cash flows from operating activities was $181,024 consisting primarily of net income of $246,868. Net cash flows from operating activities was adjusted by $10,643 in depreciation. Net cash flow from operating activities was further changed by an increase of $394,709 in accounts receivable, $1,308,801 in inventory, $414 in prepaid expense, $247,178 in accounts payable and accrued expenses, $973,567 in deferred revenue, $154,645 in warranty provision and $75,935 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month period ended March 31, 2012, net cash flows from investing activities was $2,848 in cash received as result of Share Exchange Agreement. Net cash flows from investing activities for the three month period ended March 31, 2011 was zero.

Cash Flows from Financing Activities

For the three month period ended March 31, 2012, net cash flows provided from financing activities was $500,000 compared to $110,538 for the three month period ended March 31, 2011. Net cash flows from financing activities for the three month period ended March 31, 2012 consisted of $500,000 in advances from to officers. Net cash flows from financing activities for the three month period ended March 31, 2011 consisted of $110,538 in advances from to officers and directors.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

Note Payable

Due to the reverse merger referenced in note 1 to the financial statements, on February 1, 2012, the Company assumed notes payable and accrued interest totaling $130,000. Included in this amount are three separate notes payable to unrelated entities. The notes are unsecured, due on demand and accrue interest at a rate of 8.0% per annum.

Loan from Shareholder

During the three month period ended March 31, 2012, a shareholder of D&R Technology, our wholly-owned subsidiary, loaned us $500,000 to assist with working capital requirements. The loan is unsecured, non-interest bearing with no fixed terms of repayment.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  As we also engage in business operations outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. Any potential revenue and expenses will be denominated in U.S. Dollars.

Interest Rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are not effective at the “reasonable assurance” level.

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2012.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2012. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No report required.

ITEM IA.  RISK FACTORS

No report required.

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Effective on February 1, 2012, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholder, which are non-United States residents. In accordance with the terms and provisions of the Share Exchange Agreement, the D&R Shareholders acquired an aggregate of 59,000,000 shares of our restricted common stock in exchange for one hundred percent (100%) of the total issued and outstanding shares of D&R Technology held of record by the D&R Shareholders in a private transaction.

The shares were issued to three non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The D&R Shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 88,650,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:

Berardino Paolucci 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	28,320,000	31.95%

Drasko Karanovic 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	14,160,000	15.97%

Velijko Pjevac 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	-0-	0%

All executive officers and directors as a group (3 person)	42,480,000	47.93%

Beneficial Shareholders Greater than 10%

D Mecatronics Inc. 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	16,520,000	18.63%

* (1)
Less than one percent.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of Quarterly Report. As of the date of this Quarterly Report, there are 88,650,000 shares issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.  MINE SAFETY DISCLOSURES

No report required.

ITEM 5.  OTHER INFORMATION

Effective with the Share Exchange Agreement, Mr. David Wallace resigned as our sole officer and director and new officers and directors were appointed. Our directors hold office for one-year terms or until their successors have been elected and qualified. The biographies of the new directors and officers are set forth below as follows:

Berardino Paolucci.  Mr. Paolucci is our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer and a member of the Board of Directors. Mr. Paolucci has over twenty years experience in customer and quality-focused business and provides a strategic vision and leadership qualities that drive operational process, productivity, efficiency and improvement at multisite manufacturing organizations. He is an expert in combining financial and business planning with tactical execution to optimize long-term gains in performance, revenues and profitability. His breadth of experience includes quality and manufacturing operations, lean concept, root cause and corrective action preventive action (CAPA) analysis, team concepts, total preventive maintenance, set-up reduction and standard work. Mr. Paolucci has been employed by D&R Technologies Inc. from 1994 through 2004 where he held the position of manufacturing supervisor. His previous responsibilities included: (i) manage and direct all electrical, mechanical, hydraulic and process functions within departments; (ii) continuously impact and improve the key performance indicators across the process such as machine mechanical, hydraulic, pneumatic and electrical build, process improvement, identification and sourcing of new equipment as well as the payout and reallocation of equipment and workforce; (iii) develop and initiate appropriate actions that lead to optimizing production capabilities of all machinery, equipment and resources resuling in improved machine utilization, labor efficiency, expense reduction and on-time delivery; (iv) recommend solutions to customers for preventative maintenance, machine layouts and configuration of machinery for the purpose of proaction planning as well as responding to day to day service issues; and (v) manage and develop department’s team members by conducting regular appraisal, developing performance improvement plans, administering salary and compensation as per company policy and providing direction and support for the development of individuals within the department.

Drasko Karanovic.  Mr. Karanovi is a member of our Board of Directors. Mr. Karanovic has over sixteen years of experience in progressive design, supervisory and management experience in engineering fields, comprehensive knowledge of engineering technology, strong management, communication, interpersonal and customer service skills, extensive knowledge of CAD systems and tooling engineering and development expertise. He was employed with Dieco Technologies from 1994 through 2004 and D Mecatronics Inc. from 2004 to current date. His responsibilities included: (i) member of senior management team in setting strategic operation direction; (ii) prepare proposals, evaluating future equipment performance and recommend improvements for new and existing products; (iii) direct personnel activities of staff, i.e. hire, train, appraise, reward, motivate, discipline, recommend termination (iv) direct, coordinate and exercise functional authority for planning, organization, control, integration and completion of engineering projects; (v) supervising staff of mechanical, electrical and hydraulic designers, production engineering support staff in the custom design, development, improvement and modification of machinery; (vi) direct the research and development effort leading to new or improved products; and (vii) develop and maintain overall product development plan so that new or improved products are timely delivered to market.

Velijko Pjevac.  Mr. Pjevac is a member of our Board of Directors. Mr. Pjevac has over thirty-five years of experience as an engineer and worldwide industrial manager in the industrial automation field. He has successfully dealt with strategy and engineering issues within small companies and large corporations, all at management levels. He also has extensive knowledge of strategic planning, resource allocation, leadership techniques, production methods and coordination of people and resources. Mr. Pjevac was previously employed with Dieco Technologies Inc. from 1998 through 2004 and has been employed with D&R Technologies from 2004 to current date as an engineering manager. He provides the strategic vision and leadership qualities that drive engineering process, productivity, efficiency and bottom-line improvements. Mr. Pjevac’s responsibilities include: (i) provides technical direction for the development, design, and systems from definition phase through implementation; (ii) applies significant knowledge of industry trends and developments to improve service to our clients; and (iii) reviews work of development and sales team.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(d) Exhibits.  The exhibits listed in the following Exhibit Index are filed as part of this Current Report on Form 8-K.

Exhibit Number	Description

3. 1
Articles of Incorporation of Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007

3.2	Bylaws of Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007

10.1
Share Exchange Agreement between Ecoland International Inc. and D&R Technologies Inc. as filed with the Securities and Exchange Commission as an Exhbit to the Current Report on Form 8-K on February 3, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer an Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Audited financial statements of D&R Technologies Inc.

99.2	Unaudited pro forma combined financial statements of D&R and Ecoland International Inc.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVUS ROBOTICS INC.

Dated: May 17, 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
President/Chief
Executive Officer

Dated: May 17, 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
Chief Financial Officer