Form 10-Q
period 2012-06-30
Novus Robotics Inc.
filed 2012-08-14
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 Forthe period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7669 Kimbal Street
Mississauga, Ontario
Canada L5S 1A7
(Address of principal executive offices)

(905) 672-7669
(Issuer’s telephone number)

Ecoland International, Inc.
4909 West Joshua Boulevard, Suite 1059
Chandler, AZ 85226
May 31,
(Former name, former address and former fiscal year, if changes since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2012
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$1,408,428	$969,502
Accounts receivable	396,375	367,136
Inventory	244,626	798,066
Taxes recoverable	5,091	39,063
Prepaid expense	1,617	2,870
Total current assets	2,056,137	2,176,637

Security deposits	14,803	14,450
Fixed assets
Fixed assets, net of deprecation	130,506	147,380
Total assets	$2,201,446	$2,338,467

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$202,815	$254,799
Note payable	130,000	-
Deferred revenue	339,490	1,277,005
Warranty provision	24,536	49,165
Taxes payable	50,046	-
Due to shareholder	490,650	6,254
Total current liabilities	1,237,537	1,587,223
Total liabilities	1,237,537	1,587,223

STOCKHOLDERS' EQUITY
Preferred stock: 50,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding
Common stock: 500,000,000 share authorized, at $0.001 par value, 88,650,000 issued and outstanding
(December 31, 2010 - 59,000,000 common shares)	88,650	59,000
Accumulated other comprehensive income	74,946	81,677
Retained earnings	800,313	610,567
Total stockholders' equity	963,909	751,244

Total liabilities and stockholders' equity	$2,201,446	$2,338,467

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Revenue	$727,323	$459,810	$2,351,804	$2,765,904
Cost of sales	427,999	180,202	1,126,140	1,600,461
Gross Profit	299,324	279,608	1,225,664	1,165,443

Expenses
Compensation	335,182	183,017	648,137	676,856
Occupany costs	19,965	18,387	42,574	43,899
Maintenance and repairs	-	605	-	8,562
Travel	28,116	22,444	41,345	63,189
Professional fees	120	12,148	58,892	33,017
Communication	4,975	3,459	10,124	16,831
Office and general	6,541	9,920	33,919	46,593
Foreign exchange gain	(1,819)	-	(414)	-
Total operating expenses	393,080	249,983	834,577	888,950
Income tax (expense) benefit	13,000	-	(51,000)	-

Net income (loss)	$(80,756)	$29,624	$340,087	$276,492

Other comprehensive income (loss)
Foreign exchange adjustment	5,481	-	(6,731)	-
Comprehensive income (loss)	$(75,275)	$29,625	$333,356	$276,493

Basic and diluted income (loss) per shares	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	88,650,000	59,000,000	83,571,823	59,000,000

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2012	2011

Cash flow from operating activities
Net income	$340,087	$276,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,916	19,950
Changes in operating assets and liabilities
Accounts receivable	(29,227)	(211,445)
Inventory	553,634	1,312,293
Prepaid expense	900	1,832
Accounts payable and accrued expenses	(51,984)	(506,987)
Deferred revenue	(937,515)	(790,959)
Warranty provision	(24,629)	129,778
Taxes recoverable/payable	84,018	108,841
Net cash provided by (used in) operating activities	(49,800)	339,795

Cash Flow from investing activity
Cash received as result of reverse merger transaction	2,849	-
Net cash provided by investing activities	2,849	-

Cash Flow from financing activity
Advance from shareholder	490,650	-
Repayment to shareholder	-	(110,537)
Net cash provided by (used in) financing activity	490,650	(110,537)

Effect of foreign exchange rate on changes in cash	(4,773)	(25,492)

Increase in cash	438,926	203,766

Cash, beginning of period	969,502	646,380

Cash, end of period	$1,408,428	$850,146

Non-cash investing and financing activities:
Receivable received as a result of reverse merger transaction	$(12)	$-
Inventory received as a result of reverse merger transaction	$(194)	$-
Related party received as a result of reverse merger transaction	$(6,254)	$-
Notes payable received as a result of reverse merger transaction	$130,000	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2012

1.	Basis of Presentation and Continuance

Novus Robotics Inc. (“Novus” or “the Company”) , formerly known as Ecoland International Inc. (“Ecoland”), a Nevada corporation, was incorporated on June 24, 2005 under the name Guano Distributors, Inc. for the purpose of selling Dry-Bar Cave bat guano.  On June 28, 2006, the articles of incorporation were amended to change its name to Ecoland.   On March 13, 2012, the articles of incorporation were amended to change the Company’s name to Novus.

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

D&R`s principle business activity is the engineering, design and the manufacturing of automated tube processing solutions for the automotive industry.

2.	Reverse Merger Transaction

Pursuant to the terms of an acquisition agreement between Ecoland and D&R dated January 27, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus.  D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Ecoland (now Novus), the legal parent.  Immediate prior to the completion of the transaction, Ecoland had 29,650,000 common shares issued and outstanding.

Based on the balance sheet of Ecoland prepared in connection with the transaction, the net assets acquired by D&R were as follows:

Cash	$2,849
Working capital deficiency	$(123,539)
$(120,691)

As a consequence of the transaction, the Company received cash of $2,849, other assets of $206, related party receivable $6,254 and assumed liabilities of $130,000.

For accounting purposes, the acquisition has been treated as a reverse merger and recapitalization of D&R with D&R as the acquirer, in essence, a recapitalization of Novus Robotics Inc. (fka Ecoland International, Inc.).  As such, the historical deficit of Ecoland, $1,053,361, was eliminated along with its additional paid in capital account by charging these amounts to retained earnings.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2012

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technologies, Inc. and D&R Tools Inc. All inter-company accounts and transactions have been eliminated on consolidation.

Use of Estimates

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

The areas which require management to make significant judgments, estimates and assumptions in determining carrying values include, but are not limited to:

Assets’ carrying values and impairment charges

Assets, including property and equipment and inventory, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount exceed their recoverable amounts.
In the determination of carrying values and impairment charges, management looks at the higher of recoverable amount or fair value less costs to sell in the case of assets and at objective evidence, significant or prolonged decline of fair value on financial assets indicating impairment. These determinations and their individual assumptions require that management make a decision based on the best available information at each reporting period.

Income taxes and recoverability of potential deferred tax assets

In assessing the probability of realizing income tax assets recognized, management makes estimates related to expectations of future taxable income, applicable tax planning opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. The Company considers whether relevant tax planning opportunities are within the Company’s control, are feasible, and are within management’s ability to implement. Examination by applicable tax authorities is supported based on individual facts and circumstances of the relevant tax position examined in light of all available evidence. Where applicable tax laws and regulations are either unclear or subject to ongoing varying interpretations, it is reasonably possible that changes in these estimates can occur that materially affect the amounts of income tax assets recognized. Also, future changes in tax laws could limit the Company from realizing the tax benefits from the deferred tax assets. The Company reassesses unrecognized income tax assets at each reporting period.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At June 30, 2012, the Company had no cash equivalents.  The Company maintains its cash in bank deposit accounts which may exceed federally insured limits.  As of June 30, 2012, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits.

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

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders deficiency.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.   The Company has adopted ASC 740, "Accounting for Income Taxes," as of its inception.  Pursuant to ASC 70, the Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will be able to utilize the net operating losses carried forward in future years.

Advertising Costs
Advertising costs are expensed as incurred.  No advertising costs have been incurred by the Company to date

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized when the project is completed, and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and expenses are recognized at the time of sale.
2.	Service- Revenues and expenses are recognized at the time services are performed and accepted by customer via sign off.
3.
Seat systems and tooling - progress invoicing to the customer are recorded as deferred revenue.  When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project.  Systems generally take 20-28 weeks to design, manufacture, assemble and then ship and install to our various customers.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings per Common Share

Net income per share is provided in accordance with  ASC 260-10, “Earnings per Share”.  We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants.  Income per common share has been computed using the weighted average number of common shares outstanding during the year.  For the period ended June 30, 2012, the Company does not have equity instruments outstanding which would determine diluted income per share.

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.  Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, ASC 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income (loss) is displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.

Recent Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

4.	DUE TO OFFICERS/SHAREHOLDERS

During the first quarter of 2012, a shareholder of D&R loaned the Company $500,000 to assist with working capital requirements.  The loan is unsecured, non-interest bearing with no fixed terms of repayment.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2012

5.     COMMON STOCK TRANSACTION

Due to the reverse merger referenced in note 1, on February 12, 2012, the Company assumed notes payable and accrued interest totaling $130,000.  Included in this note are three separate notes payable to unrelated parties.  The notes are unsecured, due on demand and accrue interest at the rate of 8.0% per annum.

On February 1, 2012, Novus issued 59,000,000 common shares and cancelled 59,000,000 common shares pursuant to the reverse merger transaction discussed in note 1 and note 2.  Pursuant to the terms of an acquisition agreement between Ecoland and D&R dated January 27, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus. D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Ecoland (now Novus), the legal parent. Immediate prior to the completion of the transaction, Ecoland had 29,650,000 common shares issued and outstanding.

6.     CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``).  As a result, D&R is subject to significant financial risk in the event of financial distress of JCI.  For the quarter ended June 30, 2012 and year ended December 31, 2011 more than 90% of all sales and receivables were to this entity.

7.     LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $12,000 per month expiring on July 31, 2013.

As at June 30, 2012, the aggregate minimum annual lease payments under operating leases were as follows:

2012	$72,000
2013	84,000
$156,000

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

Share Exchange Agreement

We entered into that certain share exchange agreement dated January 27, 2012 (the "Share Exchange Agreement") with D&R Technology Inc., a private corporation (“D&R Technology”) and, Beradino Paolucci and Drakso Karanovic, the shareholders of D&R Technology Inc. (the “D&R Shareholders”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012.  In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of its restricted common stock to the D&R Shareholders in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of our shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology. This resulted in a change in control and our overall business operations thus bringing potential value to our shareholders.

In accordance with further terms and provisions of the Share Exchange Agreement, that certain employment agreement dated June 1, 2009 (the “Employment Agreement”) between us and David Wallace (“Wallace”) was terminated and Wallace waived any and all rights or claims to compensation due and owing under the terms of the Employment Agreement, including any liquidated damages due and owing Wallace under any currently existing severance pay plan for employees and any payments of benefits under any existing benefit coverages in which Wallace was participating in accordance with the terms of such benefit coverages (as that term is defined in the Employment Agreement).

Stock Purchase Agreement

We previously announced that certain of our controlling shareholders, who were Capitalsense Ltd., Altimo Ltd., Cimarron Capital Ltd. and David Wallace (the “Controlling Shareholders”), and D&R Technology entered into a stock purchase agreement dated November 7, 2011 (the “Stock Purchase Agreement”). In accordance with the terms and provisions of the Stock Purchase Agreement, the Controlling Shareholders were to transfer an aggregate of 59,000,000 shares of our restricted common stock held of record by the Controlling Shareholders to D&R Technology.

Termination Agreement

Subsequently, it was determined that the structure and transaction represented by the Stock Purchase Agreement did not reflect the intent and strategic goals of the parties. Therefore, the Controlling Shareholders and D&R Technology entered into that certain termination agreement dated January 27, 2012 (the “Termination Agreement”), pursuant to which the parties rescinded the Stock Purchase Agreement and the Controlling Shareholders returned to the Corporation their respective share certificates evidencing the aggregate 59,000,000 shares of common stock of the Corporation. The respective share certificates received from the Controlling Shareholders were cancelled and the 59,000,000 shares of common stock were returned to treasury.  Thus, neither D&R Technology nor the Controlling Shareholders no longer retained the general respective rights attributable to our shareholders. The Controlling Shareholders returned their respective shares to us with the understanding that the shares were to be cancelled and returned to treasury as a condition precedent to consummation of the Share Exchange Agreement whereby 59,000,000 shares of our  common stock were going to be issued in exchange for the total issued and outstanding shares of common stock of D&R Technology.

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

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets on April 10, 2012. Our new cusip number is 67011H108.  The list of officers has been updated with the correct list on or before September 30, 2012.

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

RESULTS OF OPERATION

	Three Month Periods Ended		Six Month Periods Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$727,323	$459,810	$2,351,804	$2,765,904
Cost of Goods Sold	427,999	180,202	1,126,140	1,600,461
Gross Profit	299,324	279,608	1,225,664	1,165,443
Expenses
Compensation	335,182	183,018	648,137	676,856
Occupancy costs	19,965	18,387	42,574	43,899
Maintenance and repairs	-	606	-0-	8,562
Travel	28,116	22,444	41,345	63,189
Professional fees	120	12,149	58,892	33,017
Communication	4,975	3,460	10,124	16,831
Office and general	6,541	9,920	33,919	46,593
Foreign exchange loss	(1,819)	-	(414)	-0-
Total Operating Expenses	393,080	249,983	834,577	888,950
Income tax (expense) benefit	13,000	-	(51,000)	-
Net income (loss)	$(80,756)	$29,625	$340,087	$276,492
Foreign exchange adjustment	5,481	-	(6,731)	-0-
Comprehensive income (loss)	$(75,275)	$29,625	$333,356	$276,493

Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

Our net income for the six month period ended June 30, 2012 was $340,087 compared to a net income of $276,492 during the six month period ended June 30, 2011 (an increase of $63,595).

During the six month period ended June 30, 2012, we generated revenue in the amount of $2,351,804 compared to revenue generated during the six month period ended June 30, 2011 of $2,765,904 (a decrease of $414,100).  During the six month period ended June 30, 2012, cost of goods sold was $1,126,140 compared with $1,600,461 during the six month period ended June 30, 2011. This resulted in gross profit of $1,225,664 during the six month period ended June 30, 2012 compared with a gross profit of $1,165,443 during the six month period ended June 30, 2011. The decrease in revenues during the six month period ended June 30, 2012 compared with 2011 related to decreased sales to consumers of our special purpose machinery products and services due to management’s focus on the acquisition of our wholly-owned subsidiary. The decrease in cost of sales was due to the decrease in sales.

During the six month period ended June 30, 2012, we incurred operating expenses of $834,577 compared to $888,950 incurred during the six month period ended June 30, 2011 (a decrease of $54,373). The operating expenses incurred during the six month period ended June 30, 2012 consisted of: (i) compensation of $648,137 (2011: $676,856); (ii) occupancy costs of $42,574 (2011: $43,899); (iii) maintenance and repairs of $-0- (2011: $8,562); (iv) travel of $41,345 (2011: $63,189); (v) professional fees of $58,892 (2011: $33,017); (vi) communication of $10,124 (2011: $16,831); (vii) office and general of $33,919 (2011: $46,593); and (viii) foreign exchange loss of $414 (2011: $-0-). During the six month period ended June 30, 2012, we also incurred income tax expense of $51,000 (2011: $-0-). The decrease in the incurrence of operating expenses during the six month period ended June 30, 2012 reflects the lesser expenses incurred as a result of our decreased sales during the period. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

The decrease in net income during the six month period ended June 30, 2012 from the six month period ended June 30, 2011 resulted primarily from the $51,000 incurred as income tax expense.

Due to transactions denominated and settled in foreign currency, we generated a loss on foreign translation of $6,731 (2011: $-0-) during the six month period ended June 30, 2012.

This resulted in a comprehensive income of $333,356 during the six month period ended June 30, 2012 resulting from a foreign exchange adjustment of $6,731 compared with comprehensive net income of $276,493 during the six month period ended June 30, 2011.

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011

Our net loss the three month period ended June 30, 2012 was ($80,756) compared to a net income of $29,624 during the three month period ended June 30, 2011 (an increase in net loss of $51,132).

During the three month period ended June 30, 2012, we generated revenue in the amount of $727,323 compared to revenue generated during the three month period ended June 30, 2011 of $459,810 (an increase of $267,513).  During the three month period ended June 30, 2012, cost of goods sold was $427,999 compared with $180,202 during the three month period ended June 30, 2011. This resulted in gross profit of $299,324 during the three month period ended June 30, 2012 compared with a gross profit of $279,608 during the three month period ended June 30, 2011. The increase in revenues during the three month period ended June 30, 2012 compared with 2011 related to increased sales to consumers of our special purpose machinery products and services based upon management’s focus on marketing and distribution of its products after the acquisition of its wholly-owned subsidiary. The increase in cost of sales was due to the increase in sales.

During the three month period ended June 30, 2012, we incurred operating expenses of $393,080 compared to $249,983 incurred during the three month period ended June 30, 2011 (an increase of $143,097). The operating expenses incurred during the three month period ended June 30, 2012 consisted of: (i) compensation of $335,182 (2011: $183,017); (ii) occupancy costs of $19,965 (2011: $18,387); (iii) maintenance and repairs of $-0- (2011: $605); (iv) travel of $28,116 (2011: $22,444); (v) professional fees of $120 (2011: $12,148); (vi) communication of $4,975 (2011: $3,459); (vii) office and general of $6,541 (2011: $9,920); and (viii) foreign exchange gain of $1,819 (2011: $-0-). During the three month period ended June 30, 2012, we also incurred income tax expense of $13,000 (2011: $-0-). The increase in the incurrence of operating expenses during the three month period ended June 30, 2012 is based upon the increase in compensation resulting from increase in salary to two officers of the Company and the hiring of a Sales Engineer on April 2, 2012, in an effort to increase sales and broaden our market base.

The increase in net loss during the three month period ended June 30, 2012 from the net income during the three month period ended June 30, 2011 resulted primarily from the $13,000 incurred as income tax expense and the compensation expense.

Due to transactions denominated and settled in foreign currency, we generated a gain on foreign translation of $5,481 (2011: $-0-) during the three month period ended June 30, 2012.

This resulted in comprehensive loss of ($75,275) during the three month period ended June 30, 2012 resulting from a foreign exchange adjustment of $5,481 compared with comprehensive net income of $29,625 during the three month period ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2012

As at June 30, 2012, our current assets were $2,056,137 and our current liabilities were $1,237,537, which resulted in a working capital surplus of $818,600. As at June 30, 2012, current assets were comprised of: (i) $1,408,428 in cash; (ii) $396,375 in accounts receivable; (iii) $244,626 in inventory; (iv) $5,091 in taxes recoverable; and (iv) $1,617 in prepaid expenses. As at June 30, 2012, current liabilities were comprised of: (i) $202,815 in accounts payable and accrued expenses; (ii) $130,000 in note payable; (iii) $339,490 in deferred revenue; (iv) $24,536 in warranty provision; (v) $50,046 in taxes payable; and (vi) $490,650 due to shareholder.

As at June 30, 2012, our total assets were $2,201,446 comprised of: (i) $2,056,137 in current assets; (ii) $14,803 in security deposits; and (iii) $130,506 in fixed assets, net of depreciation. The slight decrease of total assets for the six month period ended June 30, 2012 from December 31, 2011 was primarily due to the decrease in available inventory.

As at June 30, 2012, our total liabilities were $1,237,537 comprised entirely of current liabilities. The decrease in liabilities for the six month period ended June 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the decrease in deferred revenue of $937,515.

Stockholders’ equity increased from $751,244 as of December 31, 2011 to $963,909 as of June 30, 2012.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows used in operating activities was ($49,800) consisting primarily of net income of $340,087. Net cash flows from operating activities was adjusted by $14,916 of depreciation. Net cash flow from operating activities was further changed by an increase of $553,634 in inventory, $900 in prepaid expense and $84,018 in taxes recoverable/payable. Net cash flow from operating activities was further changed by a decrease of $29,277 in accounts receivable, $51,984 in accounts payable and accrued expense, $937,515 in deferred revenue and  $24,629 in warranty provision.

For the six month period ended June 30, 2011, net cash flows from operating activities was $339,795 consisting primarily of net income of $276,493. Net cash flows from operating activities was adjusted by $19,950 in depreciation. Net cash flow from operating activities was further changed by an increase of $1,312,293 in inventory, $1,832 in prepaid expense, $192,778 in warrant provision and $108,841 in taxes recoverable/payable.  Net cash flows from operating activities was further changed by a decrease of $211,445 in accounts receivable, $506,987 $506,987 in accounts payable and accrued expense and $790,959 in deferred revenue.

Cash Flows from Investing Activities

For the six month period ended June 30, 2012, net cash flows from investing activities was $2,849 in cash received as result of Share Exchange Agreement. Net cash flows from investing activities for the six month period ended June 30, 2011 was zero.

Cash Flows from Financing Activities

For the six month period ended June 30, 2012, net cash flows provided from financing activities was $490,650 compared to net cash flows used in financing activities of $110,537 for the six month period ended June 30, 2011. Net cash flows from financing activities for the six month period ended June 30, 2012 consisted of $490,650 in advances from shareholders. Net cash flows used in financing activities for the six month period ended June 30, 2011 consisted of repayment of $110,538 to shareholders.

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

MATERIAL COMMITMENTS

Note Payable

Due to the reverse merger referenced in note 1 to the financial statements, on February 1, 2012, we  assumed notes payable and accrued interest totaling $130,000. Included in this amount are three separate notes payable to unrelated entities. The notes are unsecured, due on demand and accrue interest at a rate of 8.0% per annum.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2012.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Berardino Paolucci 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	28,320,000	31.95%

Drasko Karanovic 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	14,160,000	15.97%

Velijko Pjevac 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	-0-	0%

All executive officers and directors as a group (3 person)	42,480,000	47.93%

Beneficial Shareholders Greater than 10%

D Mecatronics Inc. 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	(2) 16,520,000	18.63%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Current Report. As of the date of this Current Report, there are 88,650,000 shares issued and outstanding.

(2)
The individuals who exercise the voting and dispositive power on behalf of D Mecatronics are Beradino Paolucci, and Drasko Karanovic, who are also members of the Board of Directors of the Corporation, and Dino Paolucci Jr., who is the son of Beradino Paolucci.

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

Berardino Paolucci.  Mr. Paolucci is our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer and a member of the Board of Directors. Mr. Paolucci has over thirty years experience in customer and quality-focused business and provides strategic vision and leadership qualities that drive operational process, productivity, efficiency and improvement at multisite manufacturing organizations. He is an expert in combining financial and business planning with tactical execution to optimize long-term gains in performance, revenues and profitability. His breadth of experience includes quality and manufacturing operations, lean concept, root cause and corrective action preventive action (CAPA) analysis, team concepts, total preventive maintenance, set-up reduction and standard work. Mr. Paolucci has been employed by D&R Technologies Inc. from 1994 through 2004 where he held the position of manufacturing supervisor. His previous responsibilities included: (i) manage and direct all electrical, mechanical, hydraulic and process functions within departments; (ii) continuously impact and improve the key performance indicators across the process such as machine mechanical, hydraulic, pneumatic and electrical build, process improvement, identification and sourcing of new equipment as well as the payout and reallocation of equipment and workforce; (iii) develop and initiate appropriate actions that lead to optimizing production capabilities of all machinery, equipment and resources resuling in improved machine utilization, labor efficiency, expense reduction and on-time delivery; (iv) recommend solutions to customers for preventative maintenance, machine layouts and configuration of machinery for the purpose of proaction planning as well as responding to day to day service issues; and (v) manage and develop department’s team members by conducting regular appraisal, developing performance improvement plans, administering salary and compensation as per company policy and providing direction and support for the development of individuals within the department. Mr. Paolucci also owned his own machine shop and was plant foreman for Dieco Technology for over ten years where he was responsible for production, inventory, purchasing, labor and overall supervision of the plant.

Drasko Karanovic.  Mr. Karanovi is a member of our Board of Directors. Mr. Karanovic has over twenty years of experience in progressive design, supervisory and management experience in engineering fields, comprehensive knowledge of engineering technology, strong management, communication, interpersonal and customer service skills, extensive knowledge of CAD systems and tooling engineering and development expertise. He was employed with Dieco Technologies from 1994 through 2004 and D Mecatronics Inc. from 2004 to current date. His responsibilities included: (i) member of senior management team in setting strategic operation direction; (ii) prepare proposals, evaluating future equipment performance and recommend improvements for new and existing products; (iii) direct personnel activities of staff, i.e. hire, train, appraise, reward, motivate, discipline, recommend termination (iv) direct, coordinate and exercise functional authority for planning, organization, control, integration and completion of engineering projects; (v) supervising staff of mechanical, electrical and hydraulic designers, production engineering support staff in the custom design, development, improvement and modification of machinery; (vi) direct the research and development effort leading to new or improved products; and (vii) develop and maintain overall product development plan so that new or improved products are timely delivered to market.  Mr. Karanovic was the engineering manager for over three years at Dieco Technology. Mr. Karanovic earned a Bachelor of Mechanical Engineer degree

Velijko Pjevac.  Mr. Pjevac is a member of our Board of Directors. Mr. Pjevac has over thirty-five years of experience as an engineer and worldwide industrial manager in the industrial automation field. He also has over thirty-one years experience in designing dies, tooling, tube processing systems and expanded metals for the automobile industry. He has successfully dealt with strategy and engineering issues within small companies and large corporations, all at management levels. He also has extensive knowledge of strategic planning, resource allocation, leadership techniques, production methods and coordination of people and resources. Mr. Pjevac was previously employed with Dieco Technologies Inc. from 1998 through 2004 and has been employed with D&R Technologies from 2004 to current date as an engineering manager. He provides the strategic vision and leadership qualities that drive engineering process, productivity, efficiency and bottom-line improvements. Mr. Pjevac’s responsibilities include: (i) provides technical direction for the development, design, and systems from definition phase through implementation; (ii) applies significant knowledge of industry trends and developments to improve service to our clients; and (iii) reviews work of development and sales team. Previously, Mr. Pjevac was the manager of the technical department for eight years with approximately 500 employees reporting to him

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

NOVUS ROBOTICS INC.

Dated: August 14, 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
President/Chief
Executive Officer

Dated: August 14, 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
Chief Financial Officer