Form 10-Q/A
period 2012-06-30
Novus Robotics Inc.
filed 2012-10-24
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

This Quarterly Report on Form 10-Q for quarter ended June 30, 2012 is being amended in accordance with a comment letter from the Securities and Exchange Commission dated September 4, 2012 regarding internal controls and procedures and gross profit margins.

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

The change in gross profit margin at quarter ended March 31, 2012 and quarter ended June 30, 2012 resulted from the difference in costs. During the quarter ended March 31, 2012, we realized revenue of approximately $142,000 with no costs, which would have resulted in a higher gross margin. During quarter ended June 30, 2012, we realized revenue of approximately $250,000, however, we had higher costs. These costs related to performance of services related to use of aluminum, which required certain research and development since it was our first time using aluminum. Therefore, we did not realize the usual profit and thus explains the difference in gross margin between the first and second quarters of fiscal year 2012.

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

Based on such evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of the period covered by this Quarerly Report on Form 10-Q, our interal controls over financial reporting were not effective:

•
to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

•
to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of June 30, 2012; and (ii) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2012. In an effort to improve our internal control environment, management has engaged a Chartered Accountant to review the work prepared by the controller. He is independent of the daily accounting function. He prepares the quarterly financial statement after reviewing and recommending adjustments to the records based on his analysis of the financial information presented. This review includes vouching and reconciling key accounts to source documents. He liaises with the external auditors on major or complex transactions identified to ensure they are accounted for on a timely basis and presented accurately in the published financial statements.

In order to correct the foregoing weaknesses, we have taken certain further remediation measures and designed new internal controls and procedures to ensure: (a) effectiveness and efficiency of operations; (b) reliability of financial reporting; and (c) compliance with laws and regulations. To that end, management will provide a controlled environment which organizes and influences its people.

(a)	Management is establishing an information and communication system for its executives and employees allowing them to carry out their responsibilities in an organized and process driven manner.

(b)
The firm engaged the Chartered Accountant to assist with: (a) compiling and maintaining our financial records; (b) assisting the bookkeeping staff with proper recording of transactions; (c) maintaining permanent accounting records and proper backup procedures; and (d) providing continuous monitoring of accounting functions throughout the company. In addition, the Chartered Accountant will perform a risk assessment which identifies and analyzes the relevant risks management should address in order to achievement of its objectives. The Chartered Accountant will also assist with the preparation of written policies and procedures that will help ensure management directives are carried out.

(c)
Our President/Chief Executive Officer is serving as the point of communication between us and the audit firm. Communication between our President/Chief Executive Officer and the audit firm’s engagement partner has been established to ensure that the audit is aware of management’s intent and actions.

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

NOVUS ROBOTICS INC.

Dated: October 24 , 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
President/Chief
Executive Officer

Dated: October 24 , 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
Chief Financial Officer