Form 10-Q
period 2012-09-30
Novus Robotics Inc.
filed 2012-11-16
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the period ended September 30, 2012

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

N/A
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2012
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$1,108,117	$969,502
Accounts receivable	314,523	367,136
Inventory	190,827	798,066
Taxes recoverable	10,591	39,063
Prepaid expense	1,865	2,870
Total current assets	1,625,923	2,176,637

Security deposits	14,839	14,450
Fixed assets
Fixed assets, net of depreciaton	129,245	147,380
Total assets	$1,770,007	$2,338,467

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$109,152	$254,799
Note payable	130,000	-
Deferred revenue	229,340	1,277,005
Warranty provision	16,945	49,165
Taxes payable	125,017	-
Due to shareholder	304,922	6,254
Total current liabilities	915,376	1,587,223
Total liabilities	915,376	1,587,223

Stockholders' equity
Preferred stock: 50,000,000 shares authorized,
at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock: 500,000,000 shares authorized,
at $0.001 par value, 88,650,000 issued and outstanding
(December 31, 2011 - 59,000,000 common shares)	88,650	59,000
Accumulated other comprehensive income	50,049	81,677
Retained earnings	715,932	610,567
Total stockholders' equity	854,631	751,244

Total liabilities and stockholders' equity	$1,770,007	$2,338,467

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$590,502	$711,739	$2,942,306	$3,477,643
Cost of sales	166,206	146,426	1,292,346	1,746,887
Gross profit	424,296	565,313	1,649,960	1,730,756

Expenses
Compensation	336,091	214,895	984,228	891,752
Occupancy costs	21,425	21,275	63,999	65,174
Maintenance and repairs	-	559	-	9,122
Travel	32,389	36,893	73,734	100,082
Professional fees	17,037	6,739	75,930	39,757
Communication	8,157	5,983	18,281	22,815
Office and general	13,218	12,186	47,135	58,779
Foreign exchange gain	5,246	-	4,833	-
Total operating expenses	433,563	298,530	1,268,140	1,187,481
Income (loss) before income taxes	(9,267)	266,783	381,820	543,275
Income tax (expense) benefit	(75,114)	-	(126,115)	-

Net income (loss)	$(84,381)	$266,783	$255,705	$543,275

Other comprehensive loss
Foreign exchange adjustment loss	(24,897)	-	(31,628)	-
Comprehensive income (loss)	(109,278)	266,783	224,077	543,275

Basic and diluted income (loss) per share	$(0.00)	$0.00	$0.00	$0.01

Weighted average number of shares
outstanding - basic and diluted	88,650,000	59,000,000	85,283,150	59,000,000

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011

Cash flow from operating activities
Net income	$255,705	$543,275
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
Depreciation	18,135	28,950
Changes in operating assets and liabilities
Accounts receivable	52,625	(892,694)
Inventory	607,433	930,938
Prepaid expense	1,005	(1,038)
Security deposit	(389)	-
Accounts payable and accrued expenses	(145,646)	(242,467)
Deferred revenue	(1,047,665)	(174,653)
Warrant provision	(32,220)	130,039
Taxes recoverable/payable	153,489	66,953
Net cash provided by (used in) operating activities	(137,528)	389,303

Cash Flow from investing activity
Cash received as a result of reverse merger transaction	2,849	-
Net cash provided by investing activities	2,849	-

Cash Flow from financing activities
Return of capital	-	(103,870)
Advance from shareholder	490,650	-
Repayment to shareholder	(185,728)	(110,537)
Net cash provided by (used in) financing activities	304,922	(214,407)

Effect of foreign exchange rate on changes in cash	(31,628)	(49,813)

Increase in cash	138,615	125,083

Cash, beginning of period	969,502	646,380

Cash, end of period	$1,108,117	$771,463

Non-cash investing and financing activities:
Accounts receivable received as a result of reverse merger transaction	$(12)	$(12)
Inventory received as a result of reverse merger transaction	$(194)	$(194)
Related party receivable received as a result of reverse merger transaction	$(6,254)	$(6,254)
Notes payable received as a result of reverse merger transaction	$130,000	$130,000

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
September 30, 2012

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

Pursuant to a share exchange agreement dated January 27, 2012 between Novus and D&R Technologies Inc. (“D&R”), D&R incorporated under the laws of the Province of Ontario on June 16, 2004, the Company issued 59,000,000 common shares to the shareholders of D&R in exchange for 100% of their issued and outstanding common shares thereby making D&R its wholly-owned subsidiary.  The acquisition has been treated as a recapitalization of Novus with D&R as the accounting acquirer in accordance with the Reverse Merger rules.

D&R`s principle business activity is the engineering, design and the manufacturing of automated tube processing solutions for the automotive industry.

2.	Reverse Merger Transaction

Pursuant to the terms of an acquisition agreement between Ecoland and D&R dated January 27, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus.  D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Ecoland (now Novus), the legal parent.  Immediate prior to the completion of the transaction, Ecoland had 88,650,000 common shares issued and outstanding.

Based on the balance sheet of Ecoland prepared in connection with the transaction, the net assets acquired by D&R were as follows:

$
Cash	2,849
Working capital deficiency	(123,539)
(120,691)

As a consequence of the transaction, the Company received cash of $2,849, a related party receivable of $6,254, other assets of $206 and assumed liabilities of $130,000.

For accounting purposes, the acquisition has been treated as a reverse merger and recapitalization of D&R with D&R as the acquirer, in essence, a recapitalization of Novus Robotics Inc. (fka Ecoland International, Inc.).  As such, the historical deficit of Ecoland, $1,053,361, was eliminated along with its additional paid in capital account by charging these amounts to retained earnings.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
September 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.  D&R’s functional currency is the Canadian Dollar.  They do not include all of the information and note disclosures required for full annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with US GAAP have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technologies Inc and D&R Tools Inc. All inter-company accounts and transactions have been eliminated on consolidation.

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
September 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ASC 360-10, "Property, Plant and Equipment" the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters.  The Company’s management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At September 30, 2012, the Company had no cash equivalents.  The Company maintains its cash in bank deposit accounts which may exceed federally insured limits.  As of September 30, 2012, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are for $20,000 by FDIC for US bank deposits.  The Company holds $1,012,532 CDN in one of its Canadian bank accounts, which is $912,532 in excess of the federally insured amount.

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
September 30, 2012

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

Financial Instruments

The carrying values of the Company’s financial instruments, which comprise cash, accounts receivable, accounts payable, payroll liabilities, note payable, taxes payable and due to officers/shareholders, approximate their fair values due to the immediate or short-term maturity of these instruments.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Fair Value Measurements

The authoritative guidance for fair value establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Advertising Costs
Advertising costs are expensed as incurred.  No advertising costs have been incurred by the Company to date

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized when the project is complete, and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and expenses are recognized at the time of sale.
2.	Service – Revenues and expenses are recognized at the time services are performed and accepted by customer via sign off.
3.
Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue.  When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project.  Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
September 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”.  Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants.  Income per common share has been computed using the weighted average number of common shares outstanding during the year.  For the period ended September 30, 2012, the Company does not have equity instruments outstanding which would determine diluted income per share.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
September 30, 2012

4.	DUE TO OFFICERS/SHAREHOLDERS

In November 2009, two shareholders loaned the Company $172,000 ($180,000 CDN) to finance the purchase of inventory.  The loan is repayable over 3 years and bears interest at the prescribed rates defined by the Canada Revenue Agency.  The loan was repaid in the first quarter of fiscal 2011.

During the first quarter of 2012, a shareholder of D&R loaned the Company $490,650 to assist with working capital requirements.  The loan is unsecured, non-interest bearing with no fixed terms of repayment.  The Company paid back $185,728 during the three months ended September 30, 2012.  As of September 30, 2012, $304,922 remains due.

5.	COMMON STOCK TRANSACTION

Due to the reverse merger referenced in note 1, on February 12, 2012, the Company assumed notes payable and accrued interest totaling $130,000.  Included in this note are three separate notes payable to unrelated parties.  The notes are unsecured, due on demand and accrue interest at the rate of 8.0% per annum.

During 2011, the Board of Directors authorized a return of capital to the shareholders in the amount of $103,870.

On February 1, 2012, Novus issued 59,000,000 common shares and cancelled 59,000,000 common shares pursuant to the reverse merger transaction discussed in note 1 and note 2.

6.	CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``).  As a result, D&R is subject to significant financial risk in the event of financial distress of JCI.  For the quarter ended September 30, 2012 and year ended December 31, 2011 more than 90% of all sales and receivables was to this entity.

7.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $12,000 per month expiring on July 31, 2013.

As at September 30, 2012, the aggregate minimum annual lease payments under operating leases were as follows:

2012	$36,000
2013	84,000
$120,000

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

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets on April 10, 2012. Our new cusip number is 67011H108.  The list of officers will be updated with the correct list on or before September 30, 2012.

Therefore, as of the date of this Quarterly Report, our trading symbol is “NRBT”. Our management deemed it appropriate to change our name to Novus Robotics Inc. in furtherance of and to better reflect the nature of our new business operations.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Novus Robotics," refers to Novus Robotics Inc.

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

RESULTS OF OPERATIONS

	Nine Month Periods Ended September 30,
	2012	2011

Revenues	2,942,306	3,477,643
Cost of Goods Sold	1,292,346	1,746,887
Gross Profit	1,649,960	1,730,756
Expenses
Compensation	984,228	891,752
Occupancy costs	63,999	65,174
Maintenance and repairs	-0-	9,122
Travel	73,734	100,082
Professional fees	75,930	39,757
Communication	18,281	22,815
Office and general	47,135	58,779
Foreign exchange loss	4,833	-0-
Total Operating Expenses	1,268,140	1,187,481
Income tax (expense) benefit	(126,115)	-0-
Net Income	255,705	543,275
Foreign exchange adjustment	(31,628)	-0-
Comprehensive income	224,077	543,275

Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

Our comprehensive income for the nine month period ended September 30, 2012 was $224,077 compared to comprehensive income of $543,275 during the nine month period ended September 30, 2011 (a decrease of $319,198).

During the nine month period ended September 30, 2012, we generated revenue in the amount of $2,942,306 compared to revenue generated during the nine month period ended September 30, 2011 of $3,477,643 (a decrease of $535,337).  During the nine month period ended September 30, 2012, cost of goods sold was $1,292,346 compared with $1,746,887 during the nine month period ended September 30, 2011. This resulted in gross profit of $1,646,960 during the nine month period ended September 30, 2012 compared with a gross profit of $1,730,756 during the nine month period ended September 30, 2011. The decrease in revenues during the nine month period ended September 30, 2012 compared with 2011 related to decreased sales to consumers of our special purpose machinery products and services due to management’s focus on the acquisition of our wholly-owned subsidiary. The decrease in cost of sales was due to the decrease in sales.

During the nine month period ended September 30, 2012, we incurred operating expenses of $1,268,140 compared to $1,187,481 incurred during the nine month period ended September 30, 2011 (an increase of $80,659). The operating expenses incurred during the nine month period ended September 30, 2012 consisted of: (i) compensation of $984,228 (2011: $891,752); (ii) occupancy costs of $63,999 (2011: $65,174); (iii) maintenance and repairs of $-0- (2011: $9,122); (iv) travel of $73,734 (2011: $100,082); (v) professional fees of $75,930 (2011: $39,757); (vi) communication of $18,281 (2011: $22,815); (vii) office and general of $47,135 (2011: $58,779); and (viii) foreign exchange benefit of $4,833 (2011: $-0-). During the nine month period ended September 30, 2012, we also recorded income tax expense of $126,115 (2011: $-0-). The increase in the incurrence of operating expenses during the nine month period ended September 30, 2012 reflects the greater expenses incurred as a result of compensation to employees and audit and accounting-related expenses during the period. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

The decrease in net income during the nine month period ended September 30, 2012 from the nine month period ended September 30, 2011 resulted primarily from the decrease in total revenue generated.

Due to transactions denominated and settled in foreign currency, we generated a gain on foreign translation of 31,628 (2011: $-0-) during the nine month period ended September 30, 2012.

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

Our comprehensive loss for the three month period ended September 30, 2012 was $109,278 compared to comprehensive income of $266,783 during the three month period ended September 30, 2011 (a decrease of $376,061).

During the three month period ended September 30, 2012, we generated revenue in the amount of $590,502 compared to revenue generated during the three month period ended September 30, 2011 of $711,739 (a decrease of $121,237).  During the three month period ended September 30, 2012, cost of goods sold was $166,206 compared with $146,426 during the three month period ended September 30, 2011. This resulted in gross profit of $424,296 during the three month period ended September 30, 2012 compared with a gross profit of $565,313 during the three month period ended September 30, 2011. The decrease in revenues during the three month period ended September 30, 2012 compared with 2011 related to decreased sales to consumers of our special purpose machinery products and services due to management’s focus on the acquisition of our wholly-owned subsidiary.

During the three month period ended September 30, 2012, we incurred operating expenses of $433,563 compared to $298,530 incurred during the three month period ended September 30, 2011 (an increase of $135,033). The operating expenses incurred during the three month period ended September 30, 2012 consisted of: (i) compensation of $336,091 (2011: $214,895); (ii) occupancy costs of $21,425 (2011: $21,275); (iii) maintenance and repairs of $-0- (2011: $559); (iv) travel of $32,389 (2011: $36,893); (v) professional fees of $17,037 (2011: $6,739); (vi) communication of $8,157 (2011: $5,983); (vii) office and general of $13,218 (2011: $12,186); and (viii) foreign exchange gain of $5,246 (2011: $-0-). During the three month period ended September 30, 2012, we also recorded an  income tax expense of $75,114 (2011: $-0-). The increase in the incurrence of operating expenses during the three month period ended September 30, 2012 reflects the greater expenses incurred as a result of increased compensation and audit and accounting-related expenses.

The decrease in net income during the three month period ended September 30, 2012 from the net income during the three month period ended September 30, 2011 resulted primarily from the decrease in total revenue generated.

Due to transactions denominated and settled in foreign currency, we generated a loss on foreign translation of $24,897 (2011: $-0-) during the three month period ended September 30, 2012.

The change in gross profit margin at quarter ended March 31, 2012, quarter ended June 30, 2012 and quarter ended September 30, 2012 resulted from the difference in costs. During the quarter ended March 31, 2012, we realized revenue of approximately $1,624,000 with no costs, which would have resulted in a higher gross margin. During quarter ended June 30, 2012, we realized revenue of approximately $727,000, however, we had higher costs. During quarter ended September 30, 2012, we realized revenue of approximately $591,000 and we had lower costs. These costs related to performance of services related to use of aluminum, which required certain research and development since it was our first time using aluminum. Therefore, we did not realize the usual profit and thus explains the difference in gross margin between the first, second and third quarters of fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012

As of September 30, 2012, our current assets were $1,625,923 and our current liabilities were $915,337, which resulted in a working capital surplus of $710,586. As at September 30, 2012, current assets were comprised of: (i) $1,108,117 in cash; (ii) $314,523 in accounts receivable; (iii) $190,827 in inventory; (iv) $10,591 in taxes recoverable; and (iv) $1,865 in prepaid expenses. As of September 30, 2012, current liabilities were comprised of: (i) $109,153 in accounts payable and accrued expenses; (ii) $130,000 in note payable; (iii) $229,340 in deferred revenue; (iv) $16,945 in warranty provision; (v) $125,017 in taxes payable; and (vi) $304,922 due from shareholder.

As of September 30, 2012, our total assets were $1,770,007 comprised of: (i) $1,625,923 in current assets; (ii) $14,839 in security deposits; and (iii) $129,245 in fixed assets, net of depreciation. The decrease of total assets during the nine month period ended September 30, 2012 from December 31, 2011 was primarily due decreases in inventory.

As of September 30, 2012, our total liabilities were $915,377 comprised entirely of current liabilities. The decrease in liabilities during the nine month period ended September 30, 2012 was primarily due to decreases in accounts payable, deferred revenue.

Stockholders’ equity increased from $751,244 as of December 31, 2011 to $854,630 as of September 30, 2012.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows used in operating activities was $137,528. Net cash flows from operating activities was adjusted by $18,135 in depreciation. Net cash flow from operating activities was further changed by an increase of $607,433 in inventory, a decrease of $32,220 in warranty provision and an increase of $153,489 in taxes recoverable/payable. Net cash flow from operating activities was further changed by a decrease of $52,625 in accounts receivable, $1,005 in prepaid expense, $149,647 in accounts payable and accrued expense and $1,047,665 in deferred revenue.

For the nine month period ended September 30, 2011, net cash flows from operating activities was $389,303 consisting primarily of net income of $543,275. Net cash flows from operating activities was adjusted by $28,950 in depreciation. Net cash flow from operating activities was further changed by an increase of $892,694 in accounts receivable, $930,938 in inventory, $1,038 in prepaid expense, $242,467 in accounts payable and accrued expense, $174,653 in deferred revenue, $130,039 in warranty provision and $66,953 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2012, net cash flows from investing activities was $2,848 consisting exclusively $2,848 in cash received as result of the Share Exchange Agreement. Net cash flows from investing activities for the nine month period ended September 30, 2011 was zero.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2012, net cash flows provided by financing activities was $304,922 compared to net cash flows used in financing activities of $214,407 for the nine month period ended September 30, 2011. Net cash flows used in financing activities for the nine month period ended September 30, 2012 consisted of 490,650 in advances from officers and repayment of $185,728 to officers. Net cash flows used in financing activities for the nine month period ended September 30, 2011 consisted of repayment of $110,537 to officers and directors and $103,870 in return of capital.

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

Loan from Shareholder

During the three month period ended March 31, 2012, a shareholder of D&R Technology, our wholly-owned subsidiary, loaned us $500,000 to assist with working capital requirements. The loan is unsecured, non-interest bearing with no fixed terms of repayment.  The current balance as of September 30, 2012 is $304,922.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of September  30, 2012; and (ii) a lack of segregation of duties within accounting functions.

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

(a)
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

(b)
Our President/Chief Executive Officer is serving as the point of communication between us and the audit firm. Communication between our President/Chief Executive Officer and the audit firm’s engagement partner has been established to ensure that the audit is aware of management’s intent and actions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the nine month period ended September 30, 2012.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:
Berardino Paolucci 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	28,320,000		31.95%

Drasko Karanovic 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	14,160,000		15.97%

Velijko Pjevac 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	-0-		0%

All executive officers and directors as a group (3 person)	42,480,000		47.93%

Beneficial Shareholders Greater than 10%

D Mecatronics Inc. 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	16,520,000	(2)	18.63%

*	Less than one percent.

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

NOVUS ROBOTICS INC.

Dated: November 15, 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
President/Chief
Executive Officer

Dated: November 15, 2012	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
Chief Financial Officer