Form 10-K
period 2012-12-31
Novus Robotics Inc.
filed 2013-04-12
CIK 1388180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NOVUS ROBOTICS INC.
(Exact name of registrant as specified in its charter)

000-53006
(Commission File Number)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7669 Kimbal Street Mississauga, Ontario Canada	L5S 1A7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 672-7669

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☒ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2012 was $-0-.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 88,650,000 shares of common stock are outstanding as of April 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Novus Robotics, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "Novus Robotics", "we", "us" and "our" are to Novus Robotics Inc.

CORPORATE HISTORY

We were formed in the State of Nevada on June 24, 2005 under the name Guano Distributors, Inc. Prior to our incorporation, on April 15, 2005, David Wallace, the then President/Chief Executive Officer/Secretary/Chief Financial Officer and sole director ("Wallace"), formed Guano Distributors (Pty) Ltd., a South African registered company, for the purpose of selling Dry-Bar Cave bat guano. On May 15, 2005, Mr. Wallace, transferred all of his ownership interest in Guano Distributors (Pty) Ltd. to us. On June 28, 2006, we amended our Articles of Incorporation to change our name to Ecoland International, Inc.

Certificate of Amendment

On March 13, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “Ecoland International Inc.” to “Novus Robotics Inc.” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 13, 2012 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated February 21, 2012 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated February 21, 2012.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 10, 2012. Our new cusip number is 67011H108.

Therefore, as of the date of this Annual Report, our trading symbol is “NRBT”. Our management deemed it appropriate to change our name to Novus Robotics Inc. in furtherance of and to better reflect the nature of our new business operations.

SHARE EXCHANGE AGREEMENT

Ecoland International, Inc., now known as Novus Robotics Inc., a Nevada corporation, D&R Technology Inc., a private corporation (“D&R Technology”) and Beradino Paolucci and Drakso Karanovic, the shareholders of D&R Technology Inc. (the “D&R Shareholders”) entered into that certain share exchange agreement dated January 27, 2012 (the “Share Exchange Agreement”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of its restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of our shareholders to enter into the Share Exchange Agreement pursuant to which we would acquire all the technology and assets and assume all liabilities of D&R Technology. This resulted in a change in control and our overall business operations thus bringing potential value to our shareholders.

D&R Technology was previously the wholly-owned subsidiary of D Mecatronics Inc., a Delaware corporation. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Bernardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares are currently being held by D Mecatronics on behalf of these shareholders). See "Item 1A - Risk Factors."

In accordance with further terms and provisions of the Share Exchange Agreement, that certain employment agreement dated June 1, 2009 (the “Employment Agreement”) between us and Wallace would be terminated and Wallace would waive any and all rights or claims to compensation due and owing under the terms of the Employment Agreement, including any liquidated damages due and owing Wallace under any currently existing severance pay plan for employees and any payments of benefits under any existing benefit coverages in which Wallace was participating in accordance with the terms of such benefit coverages (as that term is defined in the Employment Agreement). See "Item 11. Executive Compensation".

Lastly, we provided to D&R Technology the reviewed balance sheet and statements of operations, stockholders' equity and cash flows as of and for the quarter ended November 30, 2011 (the “Financial Statements”). We had three liabilities reflected on the balance sheet of the Financial Statements: (i) $359,477 in notes payable – related parties, which related party is Wallace (the “Related Party Debt”); (ii) $26,574 in accounts payable and accrued liabilities (“Accounts Payable”); and (iii) $250,622 in notes payable, which consist of those certain convertible notes as follows: (a) convertible promissory note dated April 15, 2008 in the principal amount of $40,000 issued to Donna Boyle, (b) convertible promissory note dated December 15, 2006 in the principal amount of $60,000 issued to Raymond Russell, and (c) convertible promissory note dated December 15, 2006 in the principal amount of $60,000 issued to Stephen Treanor (collectively, "the Convertible Promissory Notes"). On December 15, 2009, we entered into three separate settlement agreements with Raymond Russell, Donna Boyle and Stephen Treanor, respectively (collectively, the Settlement Agreements"), with regards to the aggregate amounts due and owing to each creditor under the respective Convertible Promissory Note. In accordance with the Settlement Agreement with Stephen Treanor: (i) an aggregate of $72,000 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of our restricted common stock at the rate of $0.005 per share. In accordance with the Settlement Agreement with Raymond Russell: (i) an aggregate of $72,000 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of our restricted common stock at the rate of $0.005 per share. In accordance with the Settlement Agreement with Donna Boyle: (i) an aggregate of $41,600 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $41,600 of the Convertible Note into shares of our common stock at the rate of $0.005 per share. Thus, there is no remaining liability associated with Donna Boyle. The remaining liability associated with Stephen Treanor and Raymond Russell is $36,000 plus accrued interest, respectively. We are currently in default of the Convertible Promissory Note regarding the remaining aggregate $36,000 due and owing to each of Messrs. Treanor and Russell, which accrues interest at the rate of 8% per annum until paid in full. See "Item -- Material Commitments".

We warranted and represented that based upon negotiations and discussions with Ms. Boyle and Messrs. Russell and Treanor, the Convertible Notes would be assigned and transferred at closing to certain individuals and in those denominations as specified by D&R Technology. Effective January 2, 2013, Ms. Boyle and Messrs. Russell and Treanor entered into assignments with Mr. Dino Paolucci, our current President/Chief Executive Officer, assigning to Mr. Paolucci all of their respective right, title and interest in and to the Convertible Notes and Settlement Agreements (collectively, the "Assignments"). Thus, in the event Mr. Paolucci converts the aggregate debt of $185,600 into shares of common stock at the conversion rate of $0.005, 37,120,000 shares will be issued to Mr. Paolucci. As of the date of this Annual Report, the debt has not been converted but could be converted at any time by Mr. Paolucci resulting in the further issuance of 37,120,000 shares of common stock to Mr. Paolucci. We further warranted and represented that Wallace waived payment of the Related Party Debt as reflected in the waiver and settlement agreement between us and Wallace dated January 27, 2012. We further warranted and represented that we had satisfied or will satisfy in full by closing all amounts due and owing under the Accounts Payable.

D&R Technology also had a payable balance as of December 31, 2011 due to us, which would be eliminated upon merger. The balance of the payable to us was $6,360 at December 31, 2011. The amount represented an advance by us to D&R Technology to satisfy legal and other closing costs associated with the transaction that were being paid directly by D&R Technology.

D&R Technology

D&R Technology was previously the wholly-owned subsidiary of D Mecatronics Inc., which is a publicly traded corporation trading under the symbol "DMEC" ("D Mecatronics") The controlling shareholders of D&R Technology, Beradino Paoluccis and Drasko Karanovic, are also affiliates of D Mecatronics. Mr. Paolucci is the President/Chief Exeutive Officer and a member of the Board of Directors of the Corporation and also the President/Chief Executive Officer and a member of the Board of Directors of D Mecatronics Inc. Mr. Karanovic is a member of the Board of Directors of the Corporation and also a member of the Board of Directors of D Mecatronics.

STOCK PURCHASE AGREEMENT

We previously announced that certain of our prior controlling shareholders, who were Capitalsense Ltd., Altimo Ltd., Cimarron Capital Ltd. and Wallace (the “Controlling Shareholders”), and D&R Technology entered into a stock purchase agreement dated November 7, 2011 (the “Stock Purchase Agreement”). In accordance with the terms and provisions of the Stock Purchase Agreement, the Controlling Shareholders were to transfer an aggregate of 59,000,000 shares of our restricted common stock held of record by the Controlling Shareholders to D&R Technology. The terms and provisions of the Stock Purchase Agreement and the subsequent Rescission Agreement required the payment of $262,000 by us to the Controlling Shareholders. However, the Controlling Shareholders agreed to forgo the required payment by us and no payment was made or will be made. There is no written agreement memoralizing this verbal agreement.

TERMINATION AGREEMENT

Subsequently, it was determined that the structure and transaction represented by the Stock Purchase Agreement did not reflect the intent and strategic goals of the parties in that we desired to make D&R Technology our wholly-owned subsidiary. It was determined that the Stock Purchase Agreement previously entered into did not result in D&R Technology becoming our wholly-owned subsidiary. Therefore, the Controlling Shareholders and D&R Technology entered into that certain termination agreement dated January 27, 2012 (the “Termination Agreement”), pursuant to which the parties rescinded the Stock Purchase Agreement and the Controlling Shareholders returned to us their respective share certificates evidencing the aggregate 59,000,000 shares of our common stock. The respective share certificates received from the Controlling Shareholders were cancelled and the 59,000,000 shares of common stock were returned to treasury. Thus, neither D&R Technology nor the Controlling Shareholders no longer retained the general respective rights attributable to our shareholders. Any differences between the parties concerning the nature of the structure of the transaction requiring a share exchange agreement and the return of the 59,000,000 shares of common stock for cancellation and return to treasury were resolved. The Controlling Shareholders returned their respective shares to us with the understanding that the shares were to be cancelled and returned to treasury as a condition precedent to consummation of the Share Exchange Agreement whereby 59,000,000 shares of our common stock were going to be issued in exchange for the total issued and outstanding shares of common stock of D&R Technology.

OUR BUSINESS

General

We are involved in the area of engineering, design and manufacture of robotics and automation technology solutions for tube bending machines, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we will provide state of the art automation technologies through its automated tube bending machines which we design, engineer and build for the automotive industry to solve its customers’ complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we will work with other leading robotic manufacturers to provide the best automation technologies. We will provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology, has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for company’s products as manufacturers look to improve the speed, quality and reliability of production through automation. As of the date of this Annual Report, we have not generated any revenue from the medical robotics, personal robotic devices, water treatment industry, food handling and processing, clean technology and energy or pharmaceutical and general consumer goods production.

We are involved in the area of engineering, design and the manufacturing of automated solutions through its automated tube bending machines for the automotive industry and intends to rapidly become one of the leading providers of automated manufacturing solutions, which are used primarily by three of the top ten Tier I automotive part suppliers in the world. We also make precision components and tooling using our own custom-built manufacturing systems, process knowledge and automation technology. We purchase from third parties components for the electrical cabinet, which creates the automation and controls section of the machinery. The electrical cabinet consists of fuses, holders, relays, cables, wiring, controls and sensors, which we purchase from our suppliers, i.e. Gerrie Electric, Beckhoff, Allen Bradley and others. We integrate these purchased parts from our suppliers into our electrical and controls design to make the automated tube bending machines operational. We provide all the programming of the electrical cabinet as well. The computer programming is based upon the specific needs.

Our business is in the early development and operating stages. To date, our primary activities include designing and installation of retrofits to existing automated systems, automated spare parts for our tube bending machines, automated maintenance and repairs. We are currently offering products such as Seat Frame Systems, IP Tube systems and Integrated Bend-Weld Systems for the automotive industry. Our primary focus will be placed on product engineering and manufacturing processes as discussed above to ensure the highest quality, product features and efficient manufacturing processing.

We are a full service provider of turn-key production solutions, specializing in tubular components for our tube bending machines. Our experience is firmly rooted in fabrication solutions for automated components, such as seat frames and instrument panel beams. Our expertise is in the areas of automation and machinery for computer numerical control (CNC ) bending, forming, piercing and laser cutting, which is applicable to a wide range of production solutions. We produce spare parts for the manufacturing equipment we design. We do not produce spare parts for automobiles.

Industry

The automotive parts industry is divided into three tiers of original equipment manufacturers (“OEMs”), which supply automotive manufacturers with parts for new vehicles, and the aftermarket parts suppliers, which manufacture parts for used vehicles.

The automobile industry is one of the largest sectors of the global economy. In 2011, a market research firm valued the global automobile components sector at over $1.8 trillion dollars and the global automotive parts and equipment sector at almost $600,000,000. The global automotive manufacturing industry operates in an increasingly aggressive marketplace whose performance is tied directly to performance of the large and growing retail automobile industry. The top six companies in the global manufacturing industry are General Motors (GM), Toyota, Ford, Daimler/Chrysler, Volkswagen and Honda and, of those, the Corporation’s subsidiary, D&R Technology, has produced machines supplying parts and components for five of the top six manufacturers. The systems that we build for our customers are for Tier 1 OEM suppliers. An OEM supplier is an "original equipment manufacturer or, in other words, a company that manufactures products or components that are purchased by a company and retailed under that purchasing company's brand name. OEM refers to the company that originally manufactured the product. When referring to automotive parts, OEM designates a replacement part made by the manufacturer of the original part. In this usage, OEM means "original equipment from manufacturer" The Tier I OEM suppliers deal directly with the automakers - General Motors, Ford, Nissan, Honda, Toyota, Hyundai etc. We supply the systems to the Tier 1 ORM suppliers that produce the seats, front dashboards and other products for the big automakers.

The automotive industry marketplace is the nation’s largest manufacturing industry. It is a marketplace with an estimated value in the hundreds of billions. The nation’s automotive manufacturing industry is tied to the U.S. automotive industry, which is considered one of the largest automotive retail marketplaces in the world. Management reviews marketplace press releases which state that economies are growing steadily from last year and that over the next five years, older automobiles will need to be replaced. India and China are cited as requiring more products for their growing population. Management believes that this demand will require more systems by the Tier 1 OEMs. See "Behind the Wheel" with Phil LeBeau, CNBC Correspondent, published March 15, 2012 and Edmunds.com May 2012 "Auto Sales Forecast: Steady Pace Continues as Summer Approaches".

Products

We provide special purpose machinery products and services to Automotive Tier I businesses and their suppliers. Our services include design and installation of retrofits to existing systems, spare parts, maintenance, repairs and production support. We build seat frame systems and tube processing lines. Each system consists of self contained tooling modules linked by a series of automated transfer or robots. Several modules will be integrated into a processing system by adding single or multi-axis transfer units. This approach allows uniformity of design, which provides ease of expansion, simplicity of operation, and excellent throughput rates.

At conception of the project, we review component designs and provide suggestions to our customers to reduce manufacturing costs. We work with customers to ensure that proposed systems strike the right balance of throughput, flexibility, automation and tooling/capital budgets. Throughout the project, our team managers work to keep the customer's team informed with progress updates, highlighting decision points and tracking component design changes. Our designs and technologist work to ensure that our production solutions are robust, reliable and maintainable. We collaborate with our technology partners to ensure that every aspect is leading edge and proven reliable. Ultimately, we work with our customers to ensure that our production solutions provide value to every level of their organization.

Our value propositions regarding our machinery products and services are: (i) delivery – providing on-time delivery thereby reducing customer inventory and providing them with overall cost reduction; (ii) quality – products and services that we deliver are of high quality and have attributes that enable customers to carry out their business functions; and (iii) price – products are competitively priced thus helping customers control their own overhead and expenses. We work with our customers on a one-to-one basis to the best of its ability to keep our prices competitive and within the customers' budgets. When our customers desire to bid on jobs, they contact and provide us with certain prerequisites. We then discuss their respective needs and start to compile all relevant information into a request for quote file. We then review all compiled information and submit to the customer its quotation regarding pricing. We have a very broad and diverse field that we have developed from which to obtain certain pricing. We would not receive purchase orders to provide our services to our respective customers if our prices were not competitive in the marketplace. Therefore, we believe we offer very competitive pricing based upon prior successful demand and awards for our products and services.

Our primary focus will be placed on product engineering and manufacturing processes to ensure the highest quality, high level of product features, and the most efficient manufacturing process possible. We will focus our market offerings on two major customer groups: (i) automobile seating manufacturers; and (ii) manufacturers of tubing products. Our products are listed below:

Seat Frame System is comprised of the following of which all components thereof are designed and manufactured by the Corporation:

•	Unbundler, Weld seam station with Roland Seamfinder, CNC bending stations with barcode readers,
•	Transfers, Reject Station, Vertical 4- post press module with tooling change options
•	Material Handling Robots, Exit racks and Safety Fences.
•	IP Tube System: Instrument Panel Tube machine makes the bent tube form that holds your steering wheel, gauges etc. All of these components are held on a tube form.
•	IP Beam System: Instrument Panel Beam process line: the machine that produces the beams – which are made from larger diameter tubes for the front and car doors
•	Integrated Bend-Weld System is a system that will transfer the formed tube to a welding station to be welded to the bottom of the seat frame.

The automated tube bending machines that we build require spare parts that will replace the used and worn out components on various parts of the machines. We design and manufacture the machinery and replace them as required. We will provide all maintenance and repair to the machines as the wear and tear of running them over long periods of time becomes evident.

Services and Support

Our customer centric focus enables its customers to preserve and increase the value of existing processing equipment. We provide the following programs and services:

Maintenance and Repairs Programs: warranty support, after sales and emergency services, preventative maintenance programs, and spare parts and consumables solutions

Value Added Services: system upgrades and rebuilds, control system upgrades, tooling retrofits, pre-production and prototyping requirements, training, equipment relocation and redeployment, systems audit, manufacturing consulting and project management services.

Marketing

Our target customers are: (i) automotive seating manufacturers, who are customers requiring customized machine tools to better serve their clients; and (ii) manufacturers of tubing products, who are customers requiring a value adding process layout. We will continue to focus our market offerings to automobile seating manufacturers and manufacturers of tubing products. We do not have any contractual agreements in place with its customers and utilizes purchase orders with its customers. Our market research reflects that these customer segments are the most demanding in terms of the engineering, technical service support, and automated machinery design. We are particularly strong in these areas and will utilize our capacities to serve these clients. We will seek customers who require production of components used in upper-end product lines. This will provide a further possibility for us to offer our value-added engineering robotics services.

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. ("JCI"). During the past two years, D&R Technology has received purchase orders from JCI in the amount of $293,468, $559,434, $311,000 and $1,856,500 respectively. Currently, JCI is one of our major customers after the recession of 2009 through 2010 in which some of our previous customers went into bankruptcy or were acquired by larger companies. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2012, more than 60% of all sales and 50% of all receivables were to JCI, and for the year ended December 31, 2011, 90% of sales and receivables were to JCI. We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Our business relationship with JCI is well established having commenced in 2004 with Bernardino Paolucci, our President/Chief Executive Officer, and Drasko Karanovic, a member of the Board of Directors. Both individuals established a strong relationship with JCI during their tenure at Dieco Technology based upon their respective extensive knowledge of JCI's machines and the manufacturing and servicing section of JCI.

We also produce a 420A system to produce new seat frames. The system is built for Toyota Boshoku Emire, Ontario, to produce the seat frame to be used in their plants for the Rav 4 production. During 2011, D&R Technology received purchase orders from Toyota Boshoku in the amounts of $116,277 and $125,882.

The material terms regarding the purchase orders are as follows: (i) progress payment terms consisting of $30% at award of purchase order, 30% at approximate eighty percent completion, 30% at acceptance, and 10% net thirty days' (ii) completion time for designing and building system is generally 23 to 26 weeks; (iii) if spare parts required to construct system, delivery is 3 to 10 weeks from receipt of purchase order and terms for spare parts are net 45 days; and (iv) orders cancellable but in the event engineering and purchase orders for items with a long delivery time are placed with our suppliers, the customer is liable for any time, material and costs incurred.

Our market strategy is to capitalize on its expertise by manufacturing high quality, durable machinery with a significant number of product features and options, which are extremely precise in control of motions. We will focus on a segment of the market and attempt to achieve the best reputation within that segment. Our goal in the next year is to secure more engineering and manufacturing positions. Our goal in the next five years is to continue with our “value added” scheme that will assist us in achieving a strong position within the marketplace.

Suppliers

The majority of raw materials required by us are readily available from a variety of suppliers. For certain specialty items related to controls, the Corporation has two principal suppliers: (i) Allen Bradly Controls; and (ii) Baldor Controls.

The products we require for the assembly of its systems come from electrical companies, hydraulic and pneumatic suppliers and control system from automation companies. We do not have exclusive contracts with these companies as we disseminate Requests for Quotations on Pricing and Delivery time in order for us to maximize savings in the production process. Examples include: motors from Rockwell Ind., electrical components from Gerrie Electric/Province Electrical hydraulics power unit from Hydrafab. We machine remaining parts as required.

Employees

We employ fourteen (14) full time employees and two (2) contract engineers. This fluctuates depending on our workload. We also uses temporary employees that have previously worked for us as required depending on the workload. We also have our President/Chief Executive Officer, Bernardino Paolucci, and a member of our Board of Directors, Drasko Karanovic, on a full-time basis. These individuals are primarily responsible for all of our day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

Research and Development Activities

We have incurred approximately $746,000 during the past two fiscal years on research and development for products. None of these research or development costs are borne by the customer.

Intellectual Property

We currently use the Rockwell Automation system in our machines. We purchase on a yearly basis the automation portion of the system directly from Rockwell Automation, which is known as a "tool kit". The tool kit enables us to receive updates, upgrades, technical assistance with the portion of the automation system that we use. We must use the supplier that the customer designates in their specifications when the customer orders the tube bending system from us. Each customer has their own preference regarding the supplier for this part of the machine. We do not have an exclusive requirements contract with Rockwell Automation. There are substantial number of other companies in the marketplace that offer the automated portion of the control system.

As of the date of this Annual Report, we have not filed patents on any of our systems. We do not release any drawings of our machines. The drawings are the property of D&R Technology. We may consider filing patent applications with respect to our system technologies and any novel aspects of our technology to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we may own may not provide adequate protection against competitors. Any patent applications that we may file in the future may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that it is not infringing the patent rights of others or be required to obtain a license to the patent.

We may consider filing a copyright application for the drawings of our machines. We will rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. However, it is possible that parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that its trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors. There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future systems or products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation.

COMPETITION

The markets for special purpose automotive machinery products and services is highly competitive. Competition is based on the quality and range of such products, market availability, pricing, promotion and customer service as well as the nature of the distribution channels. Our management believes that we have several highly significant competitive advantages: (i) engineering and technical support service; (ii) automated seat frame systems and IP beam process lines design and build expertise; (iii) vendors service and support; and (iv) current relationships with several major automotive companies. In the special purpose automotive machinery produces and services business, additional competitive factors include the demonstrated effectiveness of the products being offered, as well as available funding sources. We face competition from other technology-based companies providing the same products and services. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new products that compete directly with the products distributed by us or develop or expand competitive sales channels. Our management believes that our marketing position is unique to certain of the markets in which we compete.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

RISKS RELATED TO BUSINESS

Our operating results are difficult to predict and fluctuations in them may cause volatility in the price of our shares.

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
Operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically do not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders shipped in that quarter.

•
We must incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from its customers. This makes it difficult for us to adjust our costs in response to a revenue shortfall, which could adversely affect our operating results.

Engineering and production capacities that do not match demand for our products could result in lost sales or in a reduction in its gross margins. Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine capacities based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which make it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. The following problems could occur as a result of these differences:

•
If demand for our products is below our forecasts, we could produce excess personnel or have excess manufacturing capacity. Excess personnel could negatively impact our cash flows and could result in higher design costs. Excess manufacturing capacity could result in higher production costs per unit and lower margins.

•
If demand for our products exceeds our forecasts, we could have to rapidly ramp up production. We depend on suppliers and manufacturers to provide components and sub-assemblies. As a result, we may not be able to increase our production levels to meet unexpected demand and could lose sales in the short term while we try to increase production. If customers turn to competitive sources of supply to meet their needs, our revenues could be adversely affected.

•
Rapidly increasing our production levels to meet unanticipated customer demand could result in higher costs for components and sub-assemblies, increased expenditures for freight to expedite delivery of materials or finished goods, and higher overtime costs and other expenses. These higher expenditures could result in lower gross margins.

If we do not timely introduce successful products, our business and operating results could suffer.

The market for our products is characterized by rapidly changing technology, evolving industry standards, short product life cycles and frequent new product introductions. As a result, we must continually introduce new products and technologies and enhance existing products in order to remain competitive. The success of our new products depends on several factors, including our ability to: (i) anticipate technology and market trends; (ii) timely develop innovative new products and enhancements; (iii) distinguish our products from those of our competitors; (iv) manufacture and deliver high-quality products; and (v) price our products competitively.

Our failure to manage growth could harm us.

We will rapidly and significantly expand the number and types of products we sell and we will endeavor to further expand our product portfolio. This expansion places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•
New product launch. With the growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing and commissioning. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate support to meeting anticipated customer demand. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose earned space and product sales.

•
Forecasting, planning and supply chain logistics. With the growth of our product portfolio, we will also experience increased complexity in forecasting customer demand and in planning for production and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve them, the consequences could include delays in shipment of product, degradation in levels of customer support, lost sales and increased inventory. These difficulties could harm or limit our ability to expand.

If we do not compete effectively, demand for our products could decline and our business and operating results could be adversely affected.

Our industry is intensely competitive. It is characterized by a trend of declining average selling prices in the market, and continual performance enhancements and new features, as well as rapid adoption of technological and product advancements by competitors in its market. Also, aggressive industry pricing practices and downward pressure on margins have resulted in increased price competition from both our primary competitors as well as from less established ones. If we do not continue to distinguish our products through distinctive, technologically advanced features, design and services, as well as continue to build and strengthen our brand recognition, our business could be harmed. If we do not otherwise compete effectively, demand for our products will decline, our gross margins could decrease, we would lose market share, and our revenues could decline.

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. as a major customer.

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. ("JCI"). During the past two years, D&R Technology has received purchase orders from JCI in the amount of $293,468, $559,434, $311,000 and $1,856,500 respectively. Currently, JCI is one of our major customers. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2012, more than 60% of all sales and 50% of all receivables were to JCI, and for the year ended December 31, 2011, 90% of sales and receivables were to JCI.  We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Any decline or interruption in orders received from JCI may adversely affect our revenues and operating results.

We depend on OEMs (original equipment manufacturers) and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives.

Original component manufacturers and contractors produce key portions of our product lines. Our reliance on them involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and discontinuance of the contractors’ assembly processes. Financial instability of our manufacturers or contractors could result in us having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons. Consequently, we may experience delays in the timeliness, quality and adequacy in product deliveries, any of which could harm our business and operating results.

We purchase key components and products from single or limited sources, and our business and operating results could be harmed if supply were delayed or constrained or if there were shortages of required components.

Lead times for materials and components ordered by us or our contract manufacturers can vary significantly and depend on factors, such as the specific supplier, contract terms and demand for a component at a given time. We do not have any established contractual relations with our suppliers for key components. From time to time, we have experienced supply shortages and fluctuations in component prices. While we are trying to manage our component levels through the purchase of buffer stock, there is no guarantee that we will be able to maintain the inventory levels sufficient to meet our product demand. Currently, the shortages have not significantly impacted our product cost. In addition, we may be at risk for these components if our customers reject or cancel orders unexpectedly or with inadequate notice.

Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner could delay shipment of our products or increase our production costs, which could harm our business, financial condition and operating results.

We purchase some products and some key components used in our products from single or limited sources. In particular, a significant portion of our controls systems is single-sourced and the Controls Unit in our products is provided by a single supplier. If the supply of these products or key components were to be delayed or constrained, we may be unable to find a new supplier on acceptable terms or at all or its new and existing product shipment could be delayed. Any of this could harm our business, financial condition and operating results.

If we do not successfully coordinate the worldwide manufacturing and distribution of our product key components, we could lose sales.

Our business requires us to coordinate the manufacture and distribution of our product components over much of the world. We increasingly rely on third parties to manufacture our components and transport our products. On a worldwide basis, we will continue to evaluate and consider changes in both our international and domestic suppliers. If we do not successfully coordinate these changes and the timely manufacture and distribution of our components, we may have insufficient supply of products to meet customer demand and could lose sales, or we may experience a build-up in inventory.

Our introduction of new product lines may consume significant resources and not result in significant future revenues.

We will continue to expand our product offerings with new product lines, such as Weld-Bend Systems and other products that are outside of our traditional areas of expertise. To accomplish this, we have committed resources to develop, sell and market these new products. With limited experience in these product lines and because these products may be based on technologies that are new to us, it may be difficult for us to accurately anticipate and forecast revenues, manufacturing costs, customer support costs and product returns. In addition, because the technologies may be new to us, we may have a greater risk of unknowingly infringing on proprietary technology. Our ongoing investments in the development and marketing of new lines of products could produce higher costs without a proportional increase in revenues.

We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.

Our future success depends in part on our proprietary technology, technical know-how and other intellectual property. We rely on intellectual property laws, confidentiality procedures and contractual provisions, such as nondisclosure terms, to protect our intellectual property. Others may independently develop similar technology, duplicate our products, or design around our intellectual property rights. In addition, unauthorized parties may attempt to copy aspects of our product or to obtain and use information that we regard as proprietary. Any of these events could significantly harm our business, financial condition and operating results.

We are also increasing our reliance on technologies that we acquire from others. We rely on third parties for the automated control portion of the system. We purchase the computers' logic component from Rockwell Automation and pay an annual fee to enable us to get updates/upgrades and technical support to the logic portion of the system. We may find it necessary or desirable in the future to obtain licenses or other rights relating to one or more of our products or to current or future technologies. These licenses or other rights may not be available on commercially reasonable terms or at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition and operating results. Moreover, the use of intellectual property licensed from third parties may limit our ability to protect the proprietary rights in our products.

We may encounter difficulties with future acquisitions, which could adversely affect our business and operating results.

We have acquired and may continue to acquire companies that have products, personnel and technologies that complement our strategic direction and roadmap. Our acquisitions involve risks and uncertainties including: (i) difficulties in integrating the acquired company and its operations; (ii) diversion of management’s attention from the normal operations of business; (iii) potential loss of key employees and customers of the acquired company; (iv) insufficient future revenues and profitability of the acquired company that could negatively impact our consolidated results; and (v) exposure to potential product quality issues, which could result in unanticipated contingent liabilities of the acquired company. Any of these and other factors could prevent us from realizing the anticipated benefits of the acquisition and could adversely affect our business and operating results. Acquisitions are inherently risky and no assurance can be given.

RISKS ASSOCIATED WITH OUR SECURITIES

Because we have yet to comply with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as the rules enacted by the SEC and the national stock exchanges as a result of the Sarbanes-Oxley Act, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity and efficiency of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we have not presently complied with many of the corporate governance provisions, our stockholders have limited protections. Certain of these corporate governance provisions are as follows: (i) establishment of an audit committee charter and appointment of members to the audit committee; (ii) adoption of an ethics code; (iii) conduct analysis of our internal and financial control procedures; and (iv) establishment of a compensation committee. Management intends to address these issues within our organizational structure during fiscal year 2013 to ensure the best effective corporate governance and financial management. However, management has adopted certain corporate governance practices as follows: (i) adherence to a clear ethical basis within all business operations; (ii) alignment of business goals with such ethical basis; (iii) strategic management which incorporates shareholder value; (iv) identifying corporate organizational structure to effect good corporate governance; and (v) creating reporting systems to provide transparency and accountability.

Until we comply with the corporate governance measures adopted by the national securities exchanges after the enactment of Sarbanes-Oxley Act, regardless of whether such compliance is required, the absence of standards of corporate governance may leave our stockholders without protections against interested director transactions which may not be favorable to the shareholders, conflicts of interest and similar matters, and investors may be reluctant to provide us with funds in the future if we determine it is necessary to raise additional capital. We intend to comply with all applicable corporate governance measures relating to director independence as soon as practicable.

We failed to comply with Federal securities laws regarding filing of an Information Statement Under Section 14(c) of the Securities Exchange Act pertaining to our name change.

The Share Exchange Agreement required us to change our name to "Novus Robotics Inc.". The Board of Directors and the shareholders holding a majority of the total issued and outstanding shares voted their respective approval regarding the name change. The Board of Directors authorized the name change to better reflect our future business operations and deemed it in the best interests of the shareholders to effect the change in corporate name. Management was not aware that we were required to file an Information Statement Under Section 14(c) of the Securities Exchange Act, as amended, advising the shareholders of the pending corporate action. No Information Statement was filed with the Securities and Exchange Commission and may be deemed in non-compliance with Section 14 of the Securities Exchange Act.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its shares of common stock issued to the shareholders of D Mecatronics in connection with the spin-off of D&R Technology.

In accordance with the five conditions listed in Section 4.A of Staff Legal Bulletin No. 4 (September 16, 1977), the shares of stock issued by D&R Technology to the shareholders of D Mecatronics in connection with the spin-off of D&R Technology were required to be registered. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Bernardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares are currently being held by D Mecatronics on behalf of these shareholders). The transfer agent for D Mecatronics at the time of the spin-off was Global Sentry Equity Transfer Inc. ("Global Sentry"). At the time of the spin-off, management of D Mecatronics had attempted on several occasions to contact Global Sentry with regards to its shareholder list and records. However, any and all attempts were to no avail. To date, D Mecatronics has not been able to obtain any of its records, including a shareholders list, from Global Sentry. Management has no knowledge or information as to the whereabouts of Global Sentry or its management nor of the location of its records and shareholders list. This has impeded the issuance of the shares of D&R Technology to the appropriate 28% minority shareholders of D Mecatronics and thus the reason why D Mecatronics is holding the shares in trust for the benefit of its shareholders. The majority shareholders of D Mecatronics and of D&R Technology were Messrs. Bernardino Paolucci and Drakso Karanovic. The other minority shareholders represented only approximately 28% of the total shares issued and, thus, our management made a decision to proceed with the Share Exchange Agreement since it would be in the best interests of both our shareholders, then known as Ecoland International Inc., and the shareholders of D&R Technology. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics (which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary.

Section 12(a)(1) of the Securities Act imposes liability on persons who offer or sell securities in violation of the Securities Act's registration requirements. Section 12(a)(1) allows purchasers to sue sellers for offering or selling a non-exempt security without registering it. D&R Technology, our wholly-owned subsidiary, could face civil liability from a shareholder for offering its shares of common stock to the shareholders of D Mecatronics without registering those shares in a registration statement under the Securities Act of 1933. Moreover, Section 12(a)(1) further provides that as long as the shareholder can prove a direct link between the shareholder and D&R Technology, and the suit is within the statute of limitations, the shareholder may obtain rescission, interest or damages if the shareholder sells his securities for less than he purchased them.

Our management is currently attempting to solve the issue regarding the transfer agency records relating to D Mecatronics so that it can proceed with the issuances of our shares to the shareholders of D&R Technology in connection with the Share Exchange Agreement. The shares are currently being held by D Mecatronics in trust for the benefit of those shareholders.

New rules, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or maintain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board of directors committees required to provide for our effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The perceived personal risk associated with the Sarbanes-Oxley Act may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or maintain the listing of our common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

☐	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock

☐	technological innovations or new products and services by us or our competitors;

☐	intellectual property disputes;

☐	additions or departures of key personnel;

☐	the depth and liquidity of the market for the shares;

☐	quarter-to-quarter variations in our operating results;

☐	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

☐	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

☐	our dividend policy; and

☐	general economic and market conditions.

Additionally, the stock market often experiences significant price and volume fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect our share trading price. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. If our shareholders sell substantial amounts of our common stock in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for the Corporation to raise additional financing through the sale of equity or equity-related securities in the future at a time or price that we deem reasonable or appropriate. The shares of common stock issued in the Share Exchange Agreement will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering the resale of such shares; or (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act and the sale of such shares could have a negative impact on the price of its common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which could dilute the equity interest of our stockholders.

After giving effect to the Share Exchange Agreement, there are approximately 411,350,000 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this Annual Report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

☐	may significantly dilute the equity interest of our existing stockholders; and

☐	may adversely affect prevailing market prices for our common stock.

We have the authority and ability to issue preferred shares of stock and to designate the respective rights and preferences.

When designated by the Board of Directors, the rights of the preferred stock could negatively affect holders of common stock and make it more difficult to effect a change of control. As of the date of this Annual Report, the Board of Directors has created Series A and Series B preferred shares. The Board of Directors is authorized by our articles of incorporation to create and issue preferred stock. Certain of the rights of holders of preferred stock will take precedence over the rights of holders of common stock and may be entitled to a preference upon liquidation, dissolution or winding up. The shares could be convertible voluntarily at the election of the holder. We may issue shares of preferred stock in the future. As future tranches of capital are received by us, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our Board of Directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our officers and directors and insiders own approximately 66.56% of the total issued and outstanding shares of our common stock, and may be able to influence control of us or decisions made by our management. As of the date of this Annual Report, our officers, directors and insiders own approximately 66.56% of the total issued and outstanding shares of our common stock and may be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public reporting company, we are in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, the internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our management will be required to report on internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

☐	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

☐
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

☐	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

☐	A toll-free telephone number for inquiries on disciplinary actions;

☐	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

☐	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

☐	the bid and offer quotations for the penny stock;

☐	the compensation of the broker-dealer in the transaction;

☐	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

☐	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

Due to the requirements of penny stock rules, many brokers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for our securities. Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, we are currently responding to a comment letter received from the Securities and Exchange Commission regarding our Current Report on Form 8-K filed on February 3, 2012 and subsequently amended.

ITEM 2. DESCRIPTION OF PROPERTY

Property

We currently have a three-year lease on a standalone building located at 7669 Kimbel Street, Mississauga, Ontario, Canada, which is 18,000 sq feet. The lease expires August 1, 2013. The building is located on approximately one acre of land. The building has two floors of office/engineering space, 1,500 square feet, and the balance is used for its welding, assembly and machining areas. We also have two loading docks for shipping.

The base rent is $13,050 per month.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Annual Report, there are 88,650,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Approximately 20,000,000 shares of restricted common stock will be able to be sold under Rule 144 commencing April 20, 2013, which shares were issued to prior officers and directors from inception through 2009 as compensation for services rendered. The shares would be eligible for resale under Rule 144(b) one year hold period commencing April 20, 2013. We may be considered a prior shell company as defined in Rule 230.405 of the Securities Act and, therefore, the 20,000,000 shares of restricted stock available for sale under Rule 144 may be affected. On December 5, 2008, prior management designated us a shell corporation, thus we must cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the "Form 10 information" with the Securities and Exchange Commission. We filed our "Form 10 information" April 20, 2012.

Any significant downward pressure on the price of our common stock as the shareholders sell their shares of the Corporation's common stock could encourage short sales by the selling shareholders or others. Any such sales could place further downward pressure on the price of our common stock.

Our common stock has been quoted on the Over-the-Counter Bulletin Board since July 12, 2010, under the symbol ECIT.OB and recently to NRBT.OB. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

2012 Financial Year*	High Bid	Low Bid
Third Quarter:12/1/12-02/28/13	$0.05	$0.03
Second Quarter: 09/1/12-11/30/12	$0.09	$0.04
First Quarter: 06/01/12-08/31/12	$0.11	$0.04

2011 Financial Year	High Bid	Low Bid
Fourth Quarter: 03/1/12-05/31/12	$0.15	$0.10
Third Quarter:12/1/11-2/28/12	$1.35	$0.27
Second Quarter: 09/1/11-11/30/11	$1.30	$0.30
First Quarter: 06/01/11-08/31/11	$1.30	$0.22

2010 Financial Year	High Bid	Low Bid
Fourth Quarter: 03/1/11-05/31/11	$1.30	$.21
Third Quarter:12/1/10-02/28/11	$1.30	$0.22
Second Quarter: 09/1/10-11/30/10	$0.30	$0.30
First Quarter: 07/12/10-08/31/10	$0.02	$0.02

*We changed our fiscal year end from May 31st to December 31st effective March 13, 2012.

As of the date of this Annual Report, an aggregate of 88,650,000 shares of common stock were issued and outstanding and were owned by approximately 58 holders of record, based on information provided by our transfer agent.

Rule 144

Prior to consummation of the Share Exchange Agreement, we were in the business of developing Dry-bar cave bat guano from deposits in Angola/Mozambique as an organic fertilizer for use in organic farming. We marketed and sold the Dry-Bar Cave bat guano in Europe, mainly the United Kingdom, and in South Africa. The logistics of distribution were arranged in such a way that the bat guano was transported, using local trucking contractors, to shipping ports in Angola, and shipped via cargo ships. Net revenues for the year ended May 31, 2011 were $12,413 compared to $8,775 for the year ended May 31, 2010. We were able to increase net revenues over the comparative period as interest for the product continued to increase. However, the marketing effort was hampered by a lack of working capital. Management concentrated on establishing the viability of the market for guano as a fertilizer and sought to find distributors capable of handling a higher volume of sales. However, management was not successful and deemed it in our best interests and our shareholders to consummate the Share Exchange Agreement and change the direction of its business operations.

However, on December 15, 2008, the Board of Directors changed our reporting status to a shell corporation as evidenced in the filing of a current report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008. Rule 144 will be available for the re-sale of securities by the shareholders of the Corporation one year from April 20, 2012, which is the date of filing of our Current Report on Form 8-K containing Form 10 information.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this Annual Report, we do not have any equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-
Equity compensation plans not approved by security holders	-0-
Total	-0-

RECENT SALES OF UNREGISTERED SECURITIES

Share Exchange Agreement

Effective on February 1, 2012, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders, which are non-United States residents. In accordance with the terms and provisions of the Share Exchange Agreement, the D&R Shareholders acquired an aggregate of 59,000,000 shares of our restricted common stock in exchange for one hundred percent (100%) of the total issued and outstanding shares of D&R Technology held of record by the D&R Shareholders in a private transaction.

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

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for the Corporation is Manhattan Transfer Registrar Company. 57 Eastwood Road, Miller Place, New York 11764.

DESCRIPTION OF SECURITIES

The following description of our securities and provisions of our articles of incorporation and bylaws is only a summary. We refer to the copies of our articles of incorporation and bylaws, copies of which have been incorporated by reference as exhibits to certain current reports on Form 8-K. The following discussion is qualified in its entirety by reference to such exhibits. Management has access to all corporate books and records, including transfer agent records.

Authorized Capital Stock

The total number of stock authorized that may be issued by us is 550 ,000,000 shares of which 50,000,000 shall be shares of preferred stock with a par value of $0.001 per share and 500,000,000 shall be shares of common stock with a par value of $0.001 per share.

Capital Stock Issued and Outstanding

After giving effect to the Share Exchange Agreement, our issued and outstanding securities, on a fully diluted basis, is as follows:

●	88,650,000 shares of common stock; approximately 66.56% of which shares are held by the D&R shareholders issued either pursuant to the Share Exchange Agreement;
●	No shares of preferred stock;
●	No options to purchase any capital stock or securities convertible into capital stock; and
●
No warrants to purchase any capital stock or securities convertible into capital stock with the exception of the 37,120,000 shares of common stock to be issued in the event that Mr, Paolucci elects to convert the two remaining the Convertible Notes and/or Settlement Agreements.

On December 15, 2009, we entered into three separate settlement agreements with Raymond Russell, Donna Boyle and Stephen Treanor, respectively (collectively, the Settlement Agreements"). In accordance with the Settlement Agreement with Stephen Treanor: (i) an aggregate of $72,000 in principal and accrued interest was due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of our common stock at the rate of $0.005 per share. In accordance with the Settlement Agreement with Raymond Russell: (i) an aggregate of $72,000 in principal and accrued interest was due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of our common stock at the rate of $0.005 per share. In accordance with the Settlement Agreement with Donna Boyle: (i) an aggregate of $41,600 in principal and accrued interest was due and owing as of December 15, 2009; and (ii) we agreed to convert $41,600 of the Convertible Note into shares of our common stock at the rate of $0.005 per share. Effective January 2, 2013, Ms. Boyle and Messrs. Russell and Treanor entered into assignments with Mr. Dino Paolucci, our President/Chief Executive Officer, assigning to Mr. Paolucci all of their respective right, title and interest in and to the Convertible Notes and Settlement Agreements. Thus, in the event Mr. Paolucci converts the aggregate debt of $185,600 into shares of common stock at the conversion rate of $0.005, 37,120,000 shares will be issued to Mr. Paolucci. As of the date of this Annual Report, the debt has not been converted but could be converted at any time by Mr. Paolucci resulting in the further issuance of 37,120,000 shares of common stock to Mr. Paolucci.

Description of Common Stock

The holders of common stock are entitled to one vote per share. Our Articles of Incorporation do not provide for cumulative voting. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds; however, the current policy of the Board of Directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Subject to the rights of the holders of preferred stock to elect directors as a class, a director may be removed only for cause and only by the affirmative vote of the holders of 60% of the combined voting power of the then outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class.

The affirmative vote of the holders of at least 60% of the voting power of all shares entitled to vote generally, in the election of directors, voting together as a single class, shall be required to alter, amend, adopt any provision inconsistent with or repeal Article EIGHTH of the Articles of Incorporation. Except as may be otherwise fixed by resolution of the Board of Directors pursuant to the provisions relating to the rights of the holders of preferred stock, any action required or permitted to be taken by our stockholders may be effected at a duly called annual or special meeting of such holders and may be effected by any consent in writing by such holders. Except as otherwise required by law and subject to the rights of the holders of the preferred stock, special meetings of stockholders may be called only by the chairman, if any, on his own initiative, the President on his own initiative or by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors. Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of at least 60% of the voting power of all shares entitled to vote generally in the election of directors, voting together as a single class, shall be required to alter, amend, adopt any provision inconsistent with or repeal this Article EIGHTH.

In further accordance with Article SEVENTH, and except as may otherwise be fixed by resolution of the Board of Directors relating to the rights of the holders of preferred stock, the number of directors shall be fixed from time to time by or pursuant to the Bylaws of the corporation but in no instance shall exceed seven members. Moreover, except as may otherwise be fixed by resolution of the Board of Directors relating to the rights of the holders of preferred stock, newly created directorships resulting from any increase in the number of directors and any vacancies on the Board of Directors resulting from death, resignation, disqualification, removal or any other cause shall be filled by the affirmative vote of a majority of the remaining directors then in office even though less than a quorum of the Board of Directors. The Board of Directors is expressly authorized to: (i) adopt, amend and repeal our bylaws; (ii) to fix and determine and vary the amount of our working capital; (iii) to authorize the purchase or other acquisition of our shares of stock; (iv) to determine the location where our books shall be kept; (v) to authorize the sale, lease or other disposition of our properties; and (vi) to authorize the borrowing of money and issuance of bonds or debentures. In accordance with Section 78.565 regarding sale, lease or exchange of assets, shareholder approval will be required in the event the Board of Directors approves the sale, lease or exchange of substantially all of our properties and assets, including goodwill and corporate franchises. Lastly, Article SEVENTH further provides that the affirmative vote of the holders of at least 60% of the voting power of all shares entitled to vote generally in the election of the directors, voting together as a single class, shall be required to alter, amend, adopt any provision inconsistent with or repeal Article SEVENTH.

Description of Preferred Stock

Creation of Series A Preferred Stock

Effective July 27, 2010, we filed with the Secretary of State of the State of Nevada, a Certificate of Designation creating one hundred (100) shares, designated as “Series A Preferred Stock.” The shares of Series A Preferred Stock may be issued from time to time by our Board of Directors.

The following is a summary of the material rights and restrictions associated with our Series A Preferred Stock. This description does not purport to be a complete description of all of the rights of our stockholders and is subject to, and qualified in its entirety by, the provisions of our Certificate of Designation relating to our shares of Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has. In addition, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect three (3) directors (the “Series A Directors”). The holders of the Series A Preferred Stock may waive their rights to elect such three (3) directors at any time and assign such right to the board of directors to elect such directors; and (b) the holders of a majority of the shares of common stock represented at a duly called special or annual meeting of such shareholders or by an action by written consent for that purpose shall be entitled to elect two (2) directors.

So long as any shares of Series A Preferred Stock are outstanding, we shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(1) amend our Articles of Incorporation or Bylaws;

(2) change or modify the rights, preferences or other terms of the Series A Preferred Stock, or increase or decrease the number of authorized shares of Series A Preferred Stock;

(3) reclassify or recapitalize any outstanding equity securities, or authorize or issue, or undertake an obligation to authorize or issue, any equity securities (or any debt securities convertible into or exercisable for any equity securities) having rights, preferences or privileges senior to or on a parity with the Series A Preferred Stock;

(4) authorize or effect any transaction constituting a Liquidation Event (as defined in this subparagraph) under these Articles, or any other merger or consolidation of the Corporation. For purposes of these Articles, a “Deemed Liquidation” shall mean: (A) the closing of the sale, transfer or other disposition of all or substantially all of our assets (including an irrevocable or exclusive license with respect to all or substantially all of our intellectual property); (B) the consummation of a merger, share exchange or consolidation with or into any other corporation, limited liability company or other entity (except one in which the holders of our capital stock as constituted immediately prior to such merger, share exchange or consolidation continue to hold at least 50% of the voting power of our capital stock or the surviving or acquiring entity (or its parent entity)), (C) authorize or effect any transaction liquidation, dissolution or winding up, either voluntary or involuntary, provided , however , that none of the following shall be considered a Deemed Liquidation: (i) a merger effected exclusively for the purpose of changing our domicile, or (ii) a transaction or other event deemed to be exempt from the definition of a Deemed Liquidation by the holders of at least a majority of the then outstanding Series A Preferred Stock;

(5) increase or decrease the size of the Board of Directors as provided in our bylaws or remove any of the Series A Directors (unless approved by the Board of Directors including the Series A Directors);

(6) declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors including the Series A Directors);

(7) redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of common stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Corporation has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors including the Series A Directors);

(8) amend any stock option plan, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

(9) replace the President and/or Chief Executive Officer (unless approved by the Board of Directors including the Series A Directors); or

(10) transfer assets to any subsidiary or other affiliated entity.

Creation of Series B Preferred Stock

Effective July 27, 2010, we filed with the Secretary of State of the State of Nevada, a Certificate of Designation creating one million (1,000,000) shares, designated as “Series B Preferred Stock.” The shares of Series B Preferred Stock may be issued from time to time by our Board of Directors.

The following is a summary of the material rights and restrictions associated with our Series B Preferred Stock. This description does not purport to be a complete description of all of the rights of our stockholders and is subject to, and qualified in its entirety by, the provisions of our Certificate of Designation relating to our shares of Series B Preferred Stock.

The Series B Preferred Stock shall vote or act by written consent together with the common stock and not as a separate class. Each share of Series B Preferred Stock shall have that number of votes equal to five thousand (5,000) shares of common stock at any special or annual meeting of our stockholders and in any act by written consent in lieu of any special or annual meeting of our stockholders. Each share of Series B Preferred Stock is convertible into one share of common stock. In the case we shall at any time subdivide (by any share split, share dividend or otherwise) our outstanding shares of common stock into a greater number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such subdivision, shall be proportionately increased and, conversely, in case the outstanding common stock shall be combined into a smaller number of shares, the number of shares of common stock of which are equal in voting power to each share of Series B Preferred Stock, as in effect immediately prior to such combination, shall be proportionately reduced.

So long as any shares of Series B Preferred Stock are outstanding, we shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock, voting as a separate class, change or modify the rights, preferences or other terms of the Series B Preferred Stock, or increase or decrease the number of authorized shares of Series B Preferred Stock

Anti-Takeover Effects

The creation of the Series A Preferred Stock and Series B Preferred Stock (collectively the “Preferred Stock”) provides us with shares of Preferred Stock which permits us to issue additional shares of capital stock that could dilute both voting power and the ownership of the holders of our common stock by one or more persons seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of the Corporation with another company. The creation of the Preferred Stock is not being undertaken in response to any effort of which our Board of Directors is aware to enable anyone to accumulate shares of our common stock or gain control of the Corporation. The purpose of the creation of the Preferred Stock is to grant us the flexibility to issue our equity securities in the manner best suited for us, or as may be required by the capital markets. However, we presently have no plans, proposals, or arrangements to issue any of the newly created shares of Preferred Stock for any purpose whatsoever, including future acquisitions and/or financings.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

Overview

We, through our wholly owned subsidiary D&R Technology Inc., are involved in the engineering, design and manufacture of robotics and automation technology solutions, which management believes will enable the Corporation to become a recognized technology pioneer and market leader in the area of engineering. Serving as a comprehensive engineering partner, we work with other leading robotic manufacturers to provide the best automation technologies; providing automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. The automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico. D&R Technology Inc. has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. As of the date of this Annual Report, we have not realized any revenue from the medical robotics, personal robotic devices or water treatment industry.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

	Years’ Ended December 31,
	2012	2011
Revenue	$3,627,299	$3,620,878
Cost of sales	1,536,415	2,350,570
Gross profit	2,090,884	1,270,308

Operating expenses:
Compensation	1,273,621	374,612
Occupancy costs	84,442	85,149
Travel	88,010	114,098
Professional fees	134,889	39,310
Communication	24,388	30,330
Office and general	66,634	83,101
Foreign exchange loss	21,585	-
Total operating expenses	1,693,579	726,600

Income from operations	397,305	543,708

Income tax expense	90,000	78,742

Net income	$307,305	$464,966

Other comprehensive income (loss)
Foreign exchange adjustment	8,235	(4,425)

Comprehensive income	$315,540	$460,541

The financial information in the table above is derived from the audited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Current Report on Form 8-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Current Report on Form 8-K. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Revenue: Overall, revenue increased slightly from 2011 to 2012 but the mix of what was sold changed considerably. In 2012, there was approximately a 100% increase in the tooling business, the development of individual tools and dies as requested by a customer. The costs associated with the design and testing are mostly borne by the customer resulting in significant profit margins to the Corporation. As a result of these higher margins, management focused its efforts in this area in 2012. A shift towards new and former customers was made in an effort to reduce its dependency on Johnson Controls Inc. (“JCI”) and explore new opportunities presented. Consequently, revenue provided by JCI fell to 66% overall revenue in 2012 versus over 90% in 2011. Efforts were also made in the service area of the business such that training and support contracts increased 200% over the previous period.

Major components of the revenue mix for change from 2011 to 2012 are as follows:

a.
Prototypes Parts – increased $300,000 over 2011 due to set up fees and charge per part fees for JCI-Ramos – Honda and M.I.G. Athens ($258,000 increase in 2012) and for JCI’s Plymouth, Athens Plants ($50,000 increase year over year).

b.
Service Revenue – increased $80,000 over the prior year. Revenue consists of onsite repairs, programming and production support. The primary reason for the increase, being 95% of the year over year change, was a site visit at JCI’s Ramos Plant, where training & support was needed. Also trips to JCI-Holland, Broshco and Toyota were required for support and service.

c.	Spare Parts – increased $92,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts on their tube benders.

d.
Retrofit Systems – increase of $717,000 over 2011. We assess old machines and recommend that specified work needs to be done on it. This includes all mechanical , electrical, hydraulic and pneumatics as required. The Corporation then replaces worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos moves machines for customers, installs additional tooling units on existing benders.

e.	Seat Frame System – decrease of $972,000 from 2011. The one machine to JCI in 2012 while having sold two in 2011. This machine was shipped in February 2012 for proceeds of approximately $1,200,000.

f.
Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: The positive change in products sold in the current fiscal year contributed to an improvement in the gross margin of the Corporation by approximately 23%. Increased work on retrofit systems and prototype parts, where the majority of labour and product costs are specifically borne by the customer, as well as the sale of support services where the $50 per hour uptick noted in the previous year greatly assisted in offsetting labor costs contributed to improved profitability. We were also more aggressive in costs of items purchased for projects. This coupled with a shift of compensation allocation in the operations statement as discussed below resulted in significantly higher gross margins in 2012.

Operating expense: Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. These expenses increased by approximately $1,000,000 in 2012, primarily due to the compensation. The Corporation declared a bonus of $200,000 to its key employees in the current fiscal year where as no such bonus was paid in 2011. In addition, more salary was absorbed for research and design engineering in the general and administrative expense versus cost of sales in 2012 due to the fewer contracts being consummated. Only one machine was sold during the year and very little work-in-progress occurred on projects of this nature over the last three quarters of the current year. This resulted in a shift of approximately $400,000 from cost of sales to general and administrative. Finally, two salespeople were hired for the balance of the year whose salaries was not evidenced in the 2011 comparative figures. Travel expenses fell in the current year by $26,000 as efforts were made to garner more business locally in Ontario than abroad. Professional fees also increased by $96,000 due to costs associated with the completion of the reverse merger, audit costs for quarterly and annual review of the consolidated financial statements as well as ongoing legal matters of a general nature commensurate with the requirements of being a public company. General and administrative expenses fell by $16,000 due to the discontinuance of operations in the parent company of Ecoland in 2012.

Foreign exchange: A weakening Canadian dollar from 2011 to 2012 of approximately $0.02 to $0.03 against the United States dollar resulted in a foreign exchange loss of $22,000 on denominations transacted and settled in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2012

As at fiscal year ended December 31, 2012, our current assets were $1,459,173 and our current liabilities were $739,618, which resulted in a working capital surplus of $719,555. As of the fiscal year ended December 31, 2012, current assets were comprised of: (i) $921,332 in cash; (ii) $430,210 in accounts receivable; (iii) $65,119 in inventory; (iv) $25,530 in taxes recoverable; (v) $15,160 in security deposit; and (vi) $1,822 in prepaid expense. As at fiscal year ended December 31, 2012, current liabilities were comprised of: (i) $396,152 in accounts payable and accrued expenses; (ii) $12,824 in deferred revenue; (iii) $54,692 in warranty provision; (iv) $90,350 in taxes payable; and (v) $185,600 in convertible notes payable.

As of the fiscal year ended December 31, 2012, our total assets were $1,630,111 comprised of: (i) current assets of $1,459,173; and (ii) fixed assets, net of depreciation of $170,938. The decrease in total assets during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the decrease in inventory based on timing of completion of work; there was very little work-in-progress at the end of fiscal 2012 versus 2011.

As of December 31, 2012, our total liabilities were $739,618 comprised of only current liabilities totaling that amount. The decrease in liabilities during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the decrease in deferred revenue due to the timing of completion of projects at year end 2012 versus 2011.

Stockholders’ equity increased from $751,244 for fiscal year ended December 31, 2011 to $890,493 for fiscal year ended December 31, 2012.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flows provided by operating activities was $2,778 compared to $536,500 for fiscal year ended December 31, 2011. Net cash flows provided by operating activities consisted primarily of net income of $307,305 (2011: $464,966), which was partially adjusted by $38,474 (2011: $40,256) in depreciation. Net cash flows provided by operating activities was further changed by: (i) ($63,062) (2011: ($193,052)) in accounts receivable; (ii) $733,141 (2011: $528,682) in inventory; (iii) $1,048 (2011: $1,391) in pre-paid expenses; (iv) $141,353 (2011: ($456,953)) in accounts payable and accrued expenses; (v) $-0- (2011: $78,267) in deferred tax asset; (vi) ($1,264,181) (2011: ($51,982)) in deferred revenue; (vii) $$5,527 (2011: $36,346) in warranty provision; and (viii) $103,883 (2011: $88,579) in taxes recoverable.

Cash Flows from Investing Activities

We used cash of ($59,183) in investing activities during fiscal year ended December 31, 2012 which consisted of $62,031 in purchase of fixed assets and was offset by $2,848 in cash received as a result of Share Exchange Agreement transaction. During fiscal year ended December 31, 2011, we did not use any cash in investing activities.

Cash Flows From Financing Activities

We used cash of $-0- in financing activities during fiscal year ended December 31, 2012, which consisted of $490,650 in advance from officers/shareholders and offset by $490,650 in repayment to officers/shareholders. During fiscal year ended December 31, 2011, net cash used in financing activities was ($213,091) consisting of $6,657 due to related party and offset by ($104,670) in return of capital and ($115,078) in repayment to officers/shareholders.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2012 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Corporation’s interests.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2012, however, we may also not achieve that level of revenue. As of the date of this Annual Report, we are running parts for Johnson Control that will be shipped over the next six to eight weeks. Management believes that since we have been accepted as a global prototype supplier by Johnson Controls, our growth rate will start to increase.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Although we have not met our anticipated growth rate and level of business necessary to achieve the projections set forth in its November 7, 2011 press release, we continue to be well positioned financially. Cash reserves at December 31, 2012 totaled approximately $921,332 with a working capital surplus of $719,555. While the amounts receivable have remained consistent as compared with fiscal year ended December 31, 2011, inventory has decreased by $732,947 primarily due to the completion and shipment of the most recent JCI order. We only buy material as needed, based on confirmed job orders, thereby eliminating unnecessary inventory purchases. The construction of a press represented the capital additions in fiscal year 2012. None are anticipated in the near future. Payables have increased by $141,353 at December 31, 2012 from December 31, 2011 which is attributed to the year end bonus declared to employees of approximately $200,000 which was offset by lower trade payables due to fewer projects ongoing at year end. The increase in notes payable is due to debt assumed by the business on the reverse merger with Ecoland International Inc.

With a flexible labour force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customer, JCI, is consistently submitting new projects. While deferred revenue decreased by $1,264,181 from fiscal year ended December 31, 2011 as completed orders were shipped in 2012, we had $621,384 of project work in process at the end of March 2013 with a total contract value of approximately $1,134,283. We have received committed future orders of over $411,700 which are anticipated to be completed during the first half of 2013. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

A material commitment during the fiscal year 2013 is the Convertible Promissory Notes pertaining to the aggregate amount of $36,000 that remains due and owing to each of Messrs. Treanor and Russell. We are currently in default of the Convertible Promissory Note regarding the remaining aggregate $36,000 due and owing to each of Messrs. Treanor and Russell, which accrues interest at the rate of 8% per annum until paid in full. As of the date of this Annual Report, we have received executed assignments from the respective creditors regarding the Settlement Agreements and the Convertible Notes related to the remaining portion due and owing of $72,000.

The original Convertible Notes consisted of the following: (i) principal amount of $40,000 dated April 15, 2008 issued to Donna Boyle, (b) principal amount of $60,000 dated December 15, 2006 issued to Raymond Russell; and (c) principal amount of $60,000 dated December 15, 2006 issued to Stephen Treanor. On December 15, 2009, we entered into three separate Settlement Agreements with Raymond Russell, Donna Boyle and Stephen Treanor, respectively, with regards to the aggregate amounts due and owing to each creditor under the respective Convertible Promissory Note. In accordance with the Settlement Agreement with Stephen Treanor: (i) an aggregate of $72,000 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of our restricted common stock at the rate of $0.005 per share. In accordance with the Settlement Agreement with Raymond Russell: (i) an aggregate of $72,000 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of our restricted common stock at the rate of $0.005 per share. In accordance with the Settlement Agreement with Donna Boyle: (i) an aggregate of $41,600 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $41,600 of the Convertible Note into shares of our common stock at the rate of $0.005 per share.

Thus, there is no remaining liability associated with Donna Boyle. The remaining liability associated with Stephen Treanor and Raymond Russell is $36,000 plus accrued interest, respectively. We are currently in default of the Convertible Promissory Note regarding the remaining aggregate $36,000 due and owing to each of Messrs. Treanor and Russell, which accrues interest at the rate of 8% per annum until paid in full. The two remaining Convertible Notes and the Settlement Agreements have been assigned to Mr. paolucci. In the event that Mr. Paolucci elects to convert the two remaining Convertible Notes and/or the Settlement Agreements, an aggregate 37,120,000 shares of common stock would be issuable.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported on OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance had no material impact on our consolidated results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NOVUS ROBOTICS INC.
Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$921,332	$969,502
Accounts receivable	430,210	367,136
Inventory	65,119	798,066
Taxes recoverable	25,530	39,063
Security deposit	15,160	14,450
Prepaid expense	1,822	2,870
Total current assets	1,459,173	2,191,087

Fixed assets, net	170,938	147,380
Total assets	$1,630,111	$2,338,467

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$396,152	$254,799
Deferred revenue	12,824	1,277,005
Warranty provision	54,692	49,165
Taxes payable	90,350	-
Convertible notes payable	185,600	-
Due from shareholder	-	6,254
Total current liabilities	739,618	1,587,223
Total liabilities	739,618	1,587,223

STOCKHOLDERS' EQUITY
Preferred stock:
50,000,000 shares authorized at $0.001 par value, 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common stock:
500,000,000 shares authorized at $0.001 par value 88,650,000 issued and outstanding (December 31, 2011 - 59,000,000 common shares)	88,650	59,000
Accumulated other comprehensive income	89,912	81,677
Retained earnings	711,931	610,567
Total stockholders' equity	890,493	751,244
Total liabilities and stockholders' equity	$1,630,111	$2,338,467

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income

	For the year ended
	December 31,
	2012	2011

Revenue	$3,627,299	$3,620,878
Cost of sales	1,536,415	2,350,570
Gross profit	2,090,884	1,270,308

Operating expenses:
Compensation	1,273,621	374,612
Occupancy costs	84,442	85,149
Travel	88,010	114,098
Professional fees	134,899	39,310
Communication	24,388	30,330
Office and general	66,634	83,101
Foreign exchange loss	21,585	-
Total operating expenses	1,693,579	726,600

Income from operations	397,305	543,708

Income tax expense	90,000	78,742

Net income	$307,305	$464,966

Other comprehensive income (loss)
Foreign exchange adjustment	8,235	(4,425)

Comprehensive income	$315,540	$460,541

Basic income per share	$0.00	$0.01
Diluted income per share	$0.00	$0.01

Weighted average number of shares outstanding - basic	88,650,000	59,000,000
Weighted average number of shares outstanding - diluted	125,770,000	59,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows

	December 31,
	2012	2011

Cash flow from operating activities:
Net income	$307,305	$464,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,474	40,256
Changes in operating assets and liabilities:
Decrease in accounts receivable	(63,062)	(193,052)
Decrease in inventory	733,141	528,682
Decrease in prepaid expenses	1,048	1,391
Increase in security deposit	(710)	-
Increase (decrease) in accounts payable and accrued expense	141,353	(456,953)
Increase in deferred tax asset	-	78,267
Decrease in deferred revenue	(1,264,181)	(51,982)
Increase in warranty provision	5,527	36,346
Increase in taxes recoverable/payable	103,883	88,579
Net cash provided by operating activities	2,778	536,500

Cash flow form investing activities:
Purchase of fixed assets	(62,031)	-
Cash received as result of reverse merger transaction	2,848	-
Net cash used in investing activities	(59,183)	-

Cash flow from financing activities:
Due to related party	-	6,657
Return of capital	-	(104,670)
Advance from officers/shareholders	490,650	-
Repayment to officers/shareholders	(490,650)	(115,078)
Net cash used in financing activities	-	(213,091)

Effect of foreign exchange rate on changes in cash	8,235	(287)

Increase (decrease) in cash	(48,170)	323,122

Cash, beginning of period	969,502	646,380

Cash, end of period	$921,332	$969,502

Non-cash investing and financing activities:
Receivable (received as result of reverse merger transaction)	$(12)	$-
Inventory (received as result of reverse merger transaction)	$(194)	$-
Accounts payable (received as result of reverse merger transaction)	$6,255	$-
Notes payable (received as result of reverse merger transaction)	$185,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2012 and 2011

								Accumulated
	Preferred stock		Preferred stock		Common stock		Additional	other
	Series A		Series B				paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2010	-	$-	-	$-	59,000,000	$59,000	$25,653	$86,102	$224,618	$395,373
Return of capital	-	-	-	-	-	-	(25,653)	-	(79,017)	(104,670)
Effect of foreign exchange rates	-	-	-	-	-	-	-	(4,425)	-	(4,425)
Net income	-	-	-	-	-	-	-	-	464,966	464,966
Balance, December 31, 2011	-	-	-	-	59,000,000	59,000	-	81,677	610,567	751,244
Reverse merger event	-	-	-	-	29,650,000	29,650	-	-	(205,941)	(176,291)
Effect of foreign exchange rates	-	-	-	-	-	-	-	8,235	-	8,235
Net income	-	-	-	-	-	-	-	-	307,305	307,305
Balance, December 31, 2012	-	$-	-	$-	88,650,000	$88,650	$-	$89,912	$711,931	$890,493

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

2. Reverse Merger Transaction

Pursuant to the terms of an acquisition agreement between Ecoland and D&R dated January 27, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus. D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Ecoland (now Novus), the legal parent. Immediately prior to the completion of the transaction, Ecoland had 88,650,000 common shares issued and outstanding.

Based on the balance sheet of Ecoland prepared in connection with the transaction, the net assets acquired by D&R were as follows:

$
Current assets	3,055
Current liabilities	(191,855)
Working capital deficit	188,800

As a consequence of the transaction, the Company received cash of $2,848, other assets of $206 and assumed liabilities of $191,855.

For accounting purposes, the acquisition has been treated as a reverse merger and recapitalization of D&R with D&R as the acquirer, in essence, a recapitalization of Novus Robotics Inc. (fka Ecoland International, Inc.). As such, the historical deficit of Ecoland, $1,053,361, was eliminated along with its additional paid in capital account by charging these amounts to retained earnings.

3. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. D&R’s functional currency is the Canadian Dollar.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technologies Inc and D&R Tools Inc. All inter-company accounts and transactions have been eliminated on consolidation.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3. Significant Accounting Policies – continued

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

The areas which require management to make significant judgments, estimates and assumptions in determining carrying values include, but are not limited to:

Assets’ carrying values and impairment charges

Assets, including property and equipment and inventory and accounts receivable, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount exceed their recoverable amounts. In the determination of carrying values and impairment charges, management looks at the higher of recoverable amount or fair value less costs to sell in the case of assets and at objective evidence, significant or prolonged decline of fair value on financial assets indicating impairment. These determinations and their individual assumptions require that management make a decision based on the best available information at each reporting period.

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

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment" the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3. Significant Accounting Policies – continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At December 31, 2012 and 2011, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 31, 2012 and 2011, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits. The entirety of the Company’s Canadian and US bank deposits are insured for the years ended December 31, 2012 and 2011.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2012 and 2011, the Company has not deemed any accounts uncollectible.

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

Estimated useful life
Office equipment	5 years
Computer equipment	5 years
Delivery trucks	5 years
Shop and machinery equipment	5 to 10 years

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

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders equity.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3. Significant Accounting Policies – continued

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, "Accounting for Income Taxes," as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will be able to utilize the net operating losses carried forward in future years.

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

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3. Significant Account Policies – continued

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible, convertible preferred shares, and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the year ended December 31, 2012, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the statement of stockholders' equity and in the balance sheet as a component of stockholders' equity.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal year 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

4. Fixed Assets

Fixed assets consist of the following at December 31:

	2012	2011
Office equipment	$10,286	$10,064
Computer equipment	325,334	316,668
Delivery trucks	3,015	2,950
Shop and machinery equipment	435,023	370,169
Accumulated depreciation	(602,720)	(552,471)
Total fixed assets	$170,938	$147,380

Depreciation expense for the years ended December 31, 2012 and 2011 was $38,474 and $40,256, respectively and have been included in costs of goods sold.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

5. Due to Officers/Shareholders

In November 2009, two shareholders loaned the Company $172,000 ($180,000 CDN) to finance the purchase of inventory. The loan is repayable over 3 years and bears interest at the prescribed rates defined by the Canada Revenue Agency. The loan was repaid in the first quarter of fiscal 2011.

During the first quarter of 2012, a shareholder of D&R loaned the Company $490,650 ($500,000 CDN) to assist with working capital requirements. The loan is unsecured, non-interest bearing with no fixed terms of repayment and was fully repaid by December 31, 2012.

6. Convertible Notes Payable

Due to the reverse merger referenced in note 2, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total relates to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned to Bernardino Paolucci on January 2, 2013. We are currently in default of this convertible note agreement.

7. Common Stock Transaction

During the year ended December 31, 2011, the Board of Directors authorized a return of capital to the shareholders in the amount of $104,670.

On February 1, 2012, Novus issued 59,000,000 common shares to the owners of D&R and cancelled 59,000,000 common shares held by the former owners of Ecoland, pursuant to the reverse merger transaction discussed in 2. Pursuant to the terms of an acquisition agreement between Ecoland and D&R dated January 27, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus. D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Ecoland (now Novus), the legal parent. Immediate prior to the completion of the transaction, Ecoland had effectively 29,650,000 common shares issued and outstanding net of the 59,000,000 canceled shares.

8. Income Taxes

The Company’s primary area of operations is Canada where the statutory Federal corporate income tax rate is 25% (2011 - 28%). The following table is a reconciliation between the effective tax rate from continuing operations and the Canadian statutory tax rate.

	2012	2011

Income tax expense at federal statutory rate	$92,248	$152,238
Provincial income taxes, net of federal benefit	-	(67,965)
Change in valuation allowance	(5,921)	(2,112)
Other - net	(3,372)	(3,419)
Income tax expense	$90,000	$78,742

The nature and tax effect of the temporary differences giving rise to deferred income tax assets are summarized as follows:

	2012	2011
Deferred tax assets and (liabilities)	$-	$(9,765)
Deferred tax liability – fixed assets	3,400	9,765
Total deferred tax asset (liability)	3,400	-
Valuation allowance on deferred tax asset	(3,400)	-
Net of deferred tax asset	$-	$-

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

8. Income Taxes – continued

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recorded for the future tax benefit of net operating losses and tax credit carry forwards.

The Company applies the provisions of the ASC 740 “Income Taxes”. ASC 740-10 prescribes a recognition threshold and a measurement attributed for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company believes that its tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at December 31, 2012 and 2011.

Prior to its acquisition by Ecoland International Inc., the Company qualified for the small business deduction which reduced the statutory federal corporate income tax rate by 17%. Upon completion of the transaction, the business’ corporate tax status changed and as a result will no longer qualify for this tax rate reduction.

9. Concentrations

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI`). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2012 more than 60% of all sales and 50% of all receivables were to this entity, and for the year ended December 31, 2011 more than 90% of all sales and receivables were to this entity.

10. Leases and Other Commitments

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $12,000 per month expiring on July 31, 2013.

As at December 31, 2012, the aggregate minimum annual lease payments under operating leases were as follows:

2013	$84,000

11. Subsequent Events

Effective January 2, 2013, Ms. Boyle and Messrs. Russell and Treanor entered into assignments with Mr. Dino Paolucci, our current President/Chief Executive Officer, assigning to Mr. Paolucci all of their respective right, title and interest in and to the Convertible Notes and Settlement Agreements (collectively, the "Assignments"). Thus, in the event Mr. Paolucci converts the aggregate debt of $185,600 into shares of common stock at the conversion rate of $0.005, 37,120,000 shares will be issued to Mr. Paolucci. As of the date of this Annual Report, the debt has not been converted but could be converted at any time by Mr. Paolucci resulting in the further issuance of 37,120,000 shares of common stock to Mr. Paolucci. We further warranted and represented that Wallace waived payment of the Related Party Debt as reflected in the waiver and settlement agreement between us and Wallace dated January 27, 2012. We further warranted and represented that we had satisfied or will satisfy in full by closing all amounts due and owing under the Accounts Payable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

MSCM LLP

We engaged MSCM LLP (“MSCM”) as our principal independent registered public accounting firm effective January 1, 2013. Concurrent with this appointment, we accepted the resignation of De Joya Griffith (“De Joya”), effective January 1, 2013. The decision to change our principal independent registered public accounting firm was approved by our board of directors.

The report of De Joya on our financial statements for fiscal year ended May 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. We amended our bylaws to change our fiscal year end to December 31 and, therefore, no audited financials were prepared for the period ended May 31, 2012. During our fiscal year ended May 31, 2011 and during the subsequent period through to the date of De Joya’s resignation, there were no disagreements between us and De Joya, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya, would have caused De Joya to make reference thereto in its report on our audited financial statements.

We provided De Joya with a copy of a Current Report on Form 8-K and requested that De Joya furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not De Joya agrees with the statements made in this Current Report on Form 8-K with respect to De Joya and, if not, stating the aspects with which they do not agree. We received the requested letter from De Joya wherein they have confirmed their agreement to our disclosure in the Current Report with respect to De Joya. A copy of De Joya’s letter was filed as an exhibit to an amendment to the Current Report.

DE JOYA GRIFFITH, LLC

We re-engaged De Joya as our principal independent registered public accounting firm effective February 20, 2013. Concurrent with this appointment, we accepted the resignation of MSCM effective February 20, 2013. The decision to change our principal independent registered public accounting firm was approved by our board of directors.

The Board of Directors believed it prudent and in our best interests to re-engage De Joya in anticipation of the audit of our financial statements for fiscal year ended December 31, 2012. MSCM was retained only for approximately 1 1/2 months and, therefore, did not provide any reports on our financial statements. During the 1 1/2 month period through to the date of MSCM's resignation, there were no disagreements between us and MSCM, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MSCM, would have caused MSCM to make reference thereto in any report on our audited financial statements.

We provided MSCM with a copy of the Current Report on Form 8-K and requested that MSCM furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not MSCM agrees with the statements made in the Current Report on Form 8-K with respect to MSCM and, if not, stating the aspects with which they do not agree. We received the requested letter from MSCM wherein they confirmed their agreement to our disclosures in the Current Report with respect to MSCM. A copy of MSCM’s letter was filed as an exhibit to the Current Report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions.

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves educating our management, the accounting staff, and the administrative staff. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2012. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2013 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors during fiscal year ended December 31, 2012 and to current date. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age
Benardino Paolucci	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	63
H. Beth Carey	Director	63
Drasko Karanovic	Director	46
Veljiko Pjevac (1)	Director	62

(1) Mr. Pjevac resigned as a member of the Board of Directors effective April 1, 2013.

The biographies of our directors and officers are set forth below as follows:

Benardino Paolucci. Mr. Paolucci is our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer and a member of the Board of Directors since February 2012. Mr. Paolucci has been the Chief Executive Officer and director and shareholder of D&R Technology since its inception in 2004. His duties as Chief Executive Officer of D&R Technology primarily focused on the financial and manufacturing sectors since inception. Mr. Paolucci also assumed the responsibilities of the purchasing division in April 2011 for D&R Technology. Mr. Paolucci has over thirty years experience in customer and quality-focused business and provides strategic vision and leadership qualities that drive operational process, productivity, efficiency and improvement at multisite manufacturing organizations. He is an expert in combining financial and business planning with tactical execution to optimize long-term gains in performance, revenues and profitability. His breadth of experience includes quality and manufacturing operations, lean concept, root cause and corrective action preventive action (CAPA) analysis, team concepts, total preventive maintenance, set-up reduction and standard work. Mr. Paolucci has been employed by D&R Technologies Inc. from 2004 through current date where he held the position of manufacturing supervisor. His previous responsibilities included: (i) manage and direct all electrical, mechanical, hydraulic and process functions within departments; (ii) continuously impact and improve the key performance indicators across the process such as machine mechanical, hydraulic, pneumatic and electrical build, process improvement, identification and sourcing of new equipment as well as the payout and reallocation of equipment and workforce; (iii) develop and initiate appropriate actions that lead to optimizing production capabilities of all machinery, equipment and resources resulting in improved machine utilization, labor efficiency, expense reduction and on-time delivery; (iv) recommend solutions to customers for preventative maintenance, machine layouts and configuration of machinery for the purpose of proaction planning as well as responding to day to day service issues; and (v) manage and develop department’s team members by conducting regular appraisal, developing performance improvement plans, administering salary and compensation as per company policy and providing direction and support for the development of individuals within the department. The nature of his responsibilities discussed above, including the underlying requisite managerial and administrative skills, establish Mr. Paolucci's qualification as a member of our Board of Directors and as President/Chief Executive Officer. Mr. Paolucci also owned his own machine shop and was plant foreman for Dieco Technology Inc. for over ten years where he was responsible for production, inventory, purchasing, labor and overall supervision of the plant. Dieco Technology Inc. was a Canadian based company specializing in the production of tubular steel oriented components and assemblies for automotive industry, which ceased business operations in May 2004.

Drasko Karanovic. Mr. Karanovic is a member of our Board of Directors since February 2012. Mr. Karanovic has over twenty years of experience in progressive design, supervisory and management experience in engineering fields, comprehensive knowledge of engineering technology, strong management, communication, interpersonal and customer service skills, extensive knowledge of CAD systems and tooling engineering and development expertise. He was employed with Dieco Technology from 1994 through 2004 and D Mecatronics Inc. from 2004 to current date. His responsibilities included: (i) member of senior management team in setting strategic operation direction; (ii) prepare proposals, evaluating future equipment performance and recommend improvements for new and existing products; (iii) direct personnel activities of staff, i.e. hire, train, appraise, reward, motivate, discipline, recommend termination (iv) direct, coordinate and exercise functional authority for planning, organization, control, integration and completion of engineering projects; (v) supervising staff of mechanical, electrical and hydraulic designers, production engineering support staff in the custom design, development, improvement and modification of machinery; (vi) direct the research and development effort leading to new or improved products; and (vii) develop and maintain overall product development plan so that new or improved products are timely delivered to market. The nature of the responsibilities discussed above, including the underlying requisite managerial and administrative skills, establish Mr. Karanovic's qualification as a member of the Corporation's Board of Directors. Mr. Karanovic was the engineering manager for over three years at Dieco Technology Inc. Dieco Technology Inc. was a Canadian based company specializing in the production of tubular steel oriented components and assemblies for automotive industry. Mr. Karanovic earned a Bachelor of Mechanical Engineer degree. Mr. Karanovic is also the President and a director of D&R Technology since inception. He is also a member of the Board of Directors for D Mecatronics since inception.

H. Beth Carey. Ms. Carey has been a member of our Board of Directors since April 1, 2013. Ms. Carey has over thirty-five years of experience as a senior accountant involving various industries, including construction, service and manufacturing and non-profit. Ms. Carey was employed by Dieco Technologies from 2000 through 2003 as the assistant to the controller for the accounting department. Her duties included accounts receivables/collections, accounts payable, payroll -salary (hourly and commissions), accruals, month end journal entries, general ledger maintenance, costing spreadsheets for program engineers for all projects, sales support as required by salesmen, accounts receivable and payables, government remittances, work in process and collections.

In June 2005, Ms. Carey became employed by D&R Technology as the accountant. Ms. Carey was required to perform substantial number of duties required to keep accounting, payroll and purchasing functioning at a high level. She provided support to executive officers in sales and projects who needed financial information, such as job costing details. She further worked with executive officers in purchasing obtaining quotes for products in order to provide cost savings and customer service contact for spare parts and shipping. Ms. Carey also prepares all financial statements for our accountant and liasons with the accountant for the preparation of the quarterly and annual financial statements. She further provides support to the auditors during the audit of our financials. The nature of her responsibilities discussed above, including the underlying requisite financial and accounting skills, establish Ms. Carey's qualification as a member of our Board of Directors.

Ms. Carey earned a college degree in finance and accounting from Sheridan College-Mississauga and achieved Level 3 in the Certified General Accountants Course.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended December 31, 2012.

CORPORATE GOVERNANCE MATTERS

Audit Committee

As of the date of this Annual Report, we do not have an audit committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

Mr. Karanovic and Ms. Carey qualify as “independent” directors, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. As a requirement to listing our common stock on The Bulletin Board or the NASDAQ Capital Market or other exchange, we intend to retain independent directors. The Board of Director’s composition (and that of our committees) will be subject to the corporate governance provisions of its primary trading market, including the requirement for appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC and NASD pursuant thereto.

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Code of Ethics
We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended December 31, 2012 and 2011, the officers and directors of the Corporation earn certain salaries. Messrs. Paolucci and Karanovic each earn an annual salary of $208,000 and Mr. Pjevac earns an annual salary of $85,000.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Bernardino Paolucci	2012	$208,000	$100,000						$308,000
(Chief Executive Officer, President, Treasurer/Chief Financial Officer and Director)	2011	$104,000	$-0-						$104,000

DIRECTOR COMPENSATION

We do not currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Name	Salary	Position

Bernardino Paolucci (1)	$0	Chairman of the Board, Director
	$308,000	Chief Executive Officer and Treasurer

Drasko Karanovic (2)	$308,000	Director

Veljiko Pjevac (3)	$85,000	Director

(1) Mr. Paolucci earns an executive salary of $208,000, which is more fully discussed above in the Summary Compensation Table. Includes $100,000 bonus granted in 2012.

(2) Mr. Karanovic earned a salary related to employment services of $208,000 during fiscal year ended December 31, 2012. Includes $100,000 bonus granted in 2012.

(3) Mr. Pjevac resigned effective April 1, 2013. During fiscal year ended December 31, 2012, Mr. Pjevac earned $85,000 in salary for employment related services.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None of our executive officers or directors are parties to any employment contracts.

In accordance with further terms and provisions of the Share Exchange Agreement, that certain employment agreement dated June 1, 2009 (the “Employment Agreement”) between us and David Wallace (“Wallace”) would be terminated and Wallace would waive any and all rights or claims to compensation due and owing under the terms of the Employment Agreement, including any liquidated damages due and owing Wallace under any currently existing severance pay plan for employees and any payments of benefits under any existing benefit coverages in which Wallace was participating in accordance with the terms of such benefit coverages (as that term is defined in the Employment Agreement).

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under Nevada law, a corporation may indemnify its directors, officers, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended. In addition, a corporation may purchase or maintain insurance on behalf of its directors, officers, employees or agents for any liability incurred by him in such capacity, whether or not the corporation has the authority to indemnify such person.

Limitation of Liability for Officers and Directors.

A director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director if he (i) is not liable under NRS 78.138; or (ii) acted in good faith and in a manner which he reasonably believed to be in or not opposed to our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to be believe his conduct was unlawful. If the NRS, or any other applicable law, is amended to authorize corporation action further eliminating or limiting the personal liability of directors, then the liability of a director shall be eliminated or limited to the fullest extent permitted by the NRS, or any other applicable law, as so amended. Any repeal or modification of this Section (a) by our stockholders shall not adversely affect any right or protection of our directors existing at the time of such repeal or modification.

Each person who has or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (herein a “proceeding”), by reason of the fact that he or she or a person of whom he or she is the legal representative is or was a director or officer or is or was serving at our request as a director, officer or employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is an alleged action in an official capacity as a director, officer, employee or agent, shall be indemnified and held harmless by us to the fullest extent authorized by the NRS, or any other applicable law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits us to provide broader indemnification rights than said law permitted us to provide prior to such amendment), against all expenses, liability and loss (including attorneys’ fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that except as provided in paragraph (2) of this section (b) with respect to proceedings seeking to enforce rights to indemnification, we shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by our Board of Directors. The right to indemnification conferred in this Section (b) shall be a contract right and shall include the right to be paid by us the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that if the NRS, or any other applicable law, requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director of officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding shall be made only upon delivery to us of an undertaking by or on behalf of such director or officer to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Section (b) or otherwise.

If a claim under Paragraph (1) of this Section (b) is not paid in full by us within thirty days after a written claim has been received by us, the claimant, may at any time thereafter bring suit against us to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to such any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to us) that the claimant has not met the standard of conduct that makes it permissible under the NRS, or any other applicable law, for us to indemnify the claimant for the amount claimed, but the burden of providing such defense shall be on us. Neither our failure (including our Board of Directors, stockholders or independent legal counsel) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstance because he or she has met the applicable standard of conduct set forth in the NRS, or any other applicable law, nor an actual determination by us (including the Board of Directors, stockholders or independent legal counsel) that the claimant has not met such applicable standard of conduct shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Section (b) shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of these Articles of Incorporation, Bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

We may maintain insurance, at its expense, to protect itself and any of our directors, officers, employees or agents or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not we would have the power to indemnify such person against such expense, liability or loss under the NRS, or any other applicable law.

We may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification, and rights to be paid by us the expenses incurred in defending any proceeding in advance of its final disposition, to any employee or agent of us to the fullest extent of the provisions of this Section (b) with respect to the indemnification and advancement of expenses of our directors and officers.

Any repeal or modification of this Section (b) by our stockholders shall not adversely affect any right or protection of our directors, officers, employees or agents existing at the time of such repeal or modification.

The By-Laws provide, among other things, that a director, officer, employee or agent of the corporation may be indemnified against expenses (including attorneys’ fees inclusive of any appeal), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such claim, action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best of our interests, and with respect to any criminal action or proceeding, he had no reasonable cause to believe that his conduct was unlawful.

The effect of these provisions may be to eliminate our rights and our stockholders (through stockholder derivative suits on behalf of us) to recover monetary damages against a director, officer, employee or agent for breach of fiduciary duty.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be provided for directors, officers, employees, agents or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 10, 2013 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 88,650,000 shares of common stock outstanding as of April 10, 2013.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:
Bernardino Paolucci 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	81,960,000	(2)	65.2%

Drasko Karanovic 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	30,680,000	(3)	34.7%
	`
Velijko Pjevac 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	-0-		0%

All executive officers and directors as a group (3 person)	112,640,000	(4)	89.6%

Beneficial Shareholders Greater than 10%

D Mecatronics Inc. 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	16,520,000	(5)	18.6%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 88,650,000 shares issued and outstanding.

(2)
Of the 81,960,000 shares of common stock: (i) 28,320,000 shares are held directly of record by Mr. Paolucci; (ii) 16,520,000 shares are held indirectly based upon Mr. Paolucci's voting and dispositive power in D Mecatronics, which holds of record an aggregate 16,520,000 shares as reflected below; and (iii) 37,120,000 shares represent those shares available to Mr. Paolucci pursuant to the Assignments dated January 2, 2013 assigning to Mr. Paolucci all right, title and interest of those certain creditors in and to an aggregate debt of $185,600, which debt is convertible into shares of common stock at the conversion rate of $0.005 per share. The Debt has not been converted but could be converted at any time by Mr. Paolucci resulting in the further issuance of 37,120,000 shares of common stock to Mr. Paolucci. Therefore, Mr. Paolucci's beneficial ownership interest is 65.2%.

(3)
Of the 30,680,000 shares of common stock, 14,160,000 shares are held directly of record by Mr. Karanovic and 16,520,000 shares are held indirectly based upon Mr. Karanovic's voting and dispositive power in D Mecatronics, which holds of record an aggregate 16,520,000 shares as reflected below. Therefore, Mr. Karanovic's beneficial ownership interest is 34.7%

(4)
Of the 112,640,000 shares of common stock: (i) 42,480,000 shares are held directly of record by the officers and directors as a group; (ii) 16,520,000 shares are held indirectly and included in both equity holdings of Messrs. Paolucci and Karanovic; and (iii) 37,120,000 shares represent those shares issuable to Mr. Paolucci based upon conversion of the debt in the amount of $185,600 at $0.005 per share.

(5)
The individuals who would exercise the voting and dispositive power on behalf of D Mecatronics are Bernardino Paolucci, and Drasko Karanovic, who are also members of the Board of Directors of the Corporation. D Mecatronics will not exercise any voting and/or dispositive power of these shares of common stock. The shares of common stock of the Corporation are being held by D Mecatronics on behalf of those approximate 28% minority shareholders of D&R Technology until management can locate the transfer agent and/or shareholders of D&R Technology and D Mecatronics. The shares of common stock of the Corporation held by D Mecatronics will subsequently be distributed to those certain shareholders of D&R Technology.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources.

With the exception of the below, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) since the beginning of our last two fiscal years, or any currently proposed transaction, in which we were or were to be a participant and the amount involved which the amount exceeds the lesser of $120,000 or one percent of the average of our assets at year end for the last two completed fiscal years, and in which any related person had a direct or indirect material interest.

EXECUTIVE COMPENSATION

During fiscal year ended December 31, 2012, our officers and directors earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $208,000 and Mr. Pjevac earned an annual salary of $85,000. The officers and directors are salaried employees with salaries paid weekly.

During fiscal year ended December 31, 2011, the officers and directors of D Mecatronics and D&R Technology, as the wholly-owned subsidiary of D Mecatronics, earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $104,000, which was paid by both D Mecatronics and D&R Technology.

SHAREHOLDER LOAN

After consummation of the Share Exchange Agreement, Mr. Paolucci loaned the Corporation an aggregate $490,650 for working capital purposes. The loan is payable upon demand with no interest The loan was paid in full during fiscal year ended December 31, 2012.

RESCINDED EMPLOYMENT AGREEMENT

The employment agreement with the prior officer/director, D.A. Wallace has been rescinded.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2011	2012
Audit fees	$51,200.	$75,330.
Audit related fees
Tax fees	0	0
All other fees

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Form 8-K.

Exhibit Number	Description

3. 1
Articles of Incorporation of Ecoland International Inc. and all amendments thereto incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007 and the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2012.

3.2	Bylaws of Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007

10.1	Share Exchange Agreement between Ecoland International Inc. and D&R Technologies Inc

10.2
Lease Agreement between STENVI STEEL CO. LTD. (The Landlord) and D & R TECHNOLOGY INC. (The Tenant) incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

10.3
Lease between Stenvi Steel Co. Ltd and D&R Technology Inc. dated March 10, 2010 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.4
Stock Purchase Agreement among D&R Technology, Inc. and certain selling shareholders of Ecoland International Inc. dated November 7, 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.5
Rescission Agreement among D&R Technology Inc. and certain shareholders of Ecoland International Inc. dated January 27, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.6
Convertible Promissory Note between Ecoland International Inc. and Stephen Treanor dated December 15, 2006 incorporated herewith as filed with the Securities and Exchange Commission as an exhibit to the SB-2 Registration Statement on April 18, 2007.

10.7
Convertible Promissory Note between Ecoland International Inc. and Raymond Russell dated December 15, 2006 incorporated herewith as filed with the Securities and Exchange Commission as an exhibit to the S-1 Registration Statement on April 18, 2007.

10.8
Convertible Promissory Note between Ecoland International Inc. and Donna Boyle dated April 15, 2008 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.9
Purchase Order 013863 dated March 6, 2012 from Broshco Fab Products incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.10
Purchase Order 39066968 dated September 14, 2011 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.11	Purchase Order 39073789 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.12	Purchase Order 39074711 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.13	Purchase Order 39079925 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.14	Purchase Order 39082436 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.15	Purchase Order 39083371 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.16	Purchase Order 39083718 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.17
Purchase Order 4006857 from Manufacturers Industrial Group incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.18
Settlement Agreement between Ecoland International Inc. and Stephen Treanor dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.19
Settlement Agreement between Ecoland International Inc. and Raymond Russell dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.20
Settlement Agreement between Ecoland International Inc. and Donna Boyle dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.21
Purchase Order 39076849 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.22
Purchase Order 39064982 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.23
Purchase Order 39043224 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.24
Purchase Order 39061937 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.25
Assignment Agreement dated January 2, 2013 between Stephen Treanor and Bernardino Paolucci 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.26
Assignment Agreement dated January 2, 2013 between Raymond Russell and Bernardino Paolucci 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.27	Assignment Agreement dated January 2, 2013 between Donna Boyle and Bernardino Paolucci.

10.28
Purchase Order 39099733 Rev. 2 dated February 5, 2013 from Johnson Controls 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.29	Purchase Order 50382 dated November 15, 2011 with PWO Canada Inc. as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.30	Purchase Order 182366 dated November 23, 2011 Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.31	Purchase Order 182367 Dated November 28, 2011 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.32	Purchase Order 40863 dated February 4, 2012 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.33	Purchase Order 21052074 dated March 12, 2012 with Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

21	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012

99.1	Audited financial statements of D&R Technologies Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

99.2
Unaudited pro forma combined financial statements of D&R and Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

99.3	Press Release of Novus Robotics Inc. dated January 5, 2013 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2013.

Novus Robotics Inc.

By:	/s/ Bernardino Paolucci
Bernardino Paolucci
Chief Executive Officer
(Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)

Each person whose signature appears below appoints Gunther Than as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of View Systems, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Bernardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	April 12, 2013
Bernardino Paolucci

/s/ Drakso Karanovic	Director	April 12, 2013
Drasko Karanovic

/s/ H. Beth Carey	Director	April 12, 2013
H. Beth Carey