Form 10-Q
period 2013-03-31
Novus Robotics Inc.
filed 2013-06-14
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 14, 2013
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$607,525	$921,332
Accounts receivable	343,522	430,210
Inventory	671,313	65,119
Taxes recoverable	73,017	25,530
Security deposit	14,849	15,160
Prepaid expense	82	1,822
Total current assets	1,710,308	1,459,173

Fixed assets, net	172,922	170,938
Total assets	$1,883,230	$1,630,111

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$676,748	$396,152
Deferred revenue	-	12,824
Warranty provision	53,571	54,692
Taxes payable	88,498	90,350
Notes payable	185,600	185,600
Total current liabilities	1,004,417	739,618
Total liabilities	1,004,417	739,618

STOCKHOLDERS' EQUITY
Preferred stock:
500,000,000 shares authorized at $0.001 par value, 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common stock:
500,000,000 shares authorized at $0.001 par value 88,650,000 issued and outstanding	88,650	88,650
Accumulated other comprehensive income	86,539	89,912
Retained earnings	703,624	711,931
Total stockholders' equity	878,813	890,493
Total liabilities and stockholders' equity	$1,883,230	$1,630,111

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income

	For the three months ended
	March 31,
	2013	2012
Revenue	$377,694	$1,624,481
Cost of sales	48,016	698,141
Gross profit	329,678	926,340

Operating expenses:
Compensation	195,442	312,955
Occupancy costs	22,261	22,609
Travel	29,128	13,229
Professional fees	76,087	58,772
Communication	4,083	5,149
Office and general	9,793	27,378
Foreign exchange (gain) loss	(2,522)	1,405
Total operating (gain) expenses	334,272	441,497

Income (loss) from operations	(4,594)	484,843

Other expenses:
Interest expense	3,713	-

Income (loss) before taxes	(8,307)	484,843

Income tax expense (benefit)	-	(64,000)

Net income (loss)	$(8,307)	$420,843

Other comprehensive income (loss)
Foreign exchange adjustment	(3,599)	(12,212)

Comprehensive income	$(11,906)	$408,631

Basic income per share	$(0.00)	$0.01
Diluted income per share	$(0.00)	$0.00

Weighted average number of shares outstanding - basic	88,650,000	78,437,222
Weighted average number of shares outstanding - diluted	125,770,000	115,557,222

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2013	2012

Cash flow from operating activities:
Net income (loss)	$(8,307)	$420,843
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,988	7,500
Changes in operating assets and liabilities:
Accounts receivable	86,688	61,883
Inventory	(606,194)	295,161
Security deposit	311	308
Prepaid expenses	1,740	-
Accounts payable and accrued expense	280,596	44,281
Deferred revenue	(12,824)	(824,986)
Warranty provision	(1,121)	(11,663)
Taxes recoverable/payable	(49,339)	71,092
Net cash provided by (used in) operating activities	(300,462)	64,419

Cash flow form investing activities:
Purchase of fixed assets	(13,458)	-
Cash received as result of reverse merger transaction	-	2,848
Net cash (used in) provided by investing activities	(13,458)	2,848

Cash flow from financing activities:
Due to shareholder	-	500,000
Net cash provided by financing activities	-	500,000

Effect of foreign exchange rate	113	(12,212)

Increase (decrease) in cash	(313,807)	555,055

Cash, beginning of period	921,332	969,502

Cash, end of period	$607,525	$1,524,557

Non-cash investing and financing activities:
Receivable (received as result of reverse merger transaction)	$-	$(12)
Inventory (received as result of reverse merger transaction)	$-	$(194)
Accounts payable (received as result of reverse merger transaction)	$-	$6,255
Notes payable (received as result of reverse merger transaction)	$-	$185,600

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
March 31, 2013

1.	BASIS OF PRESENTATION AND CONTINUITY

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

Based on the balance sheet of Ecoland prepared in connection with the transaction, the net assets acquired by D&R were as follows:

Current assets	$3,055
Current liabilities	(191,855)
Working capital deficit	$188,800

As a consequence of the transaction, the Company received cash of $2,848, other assets of $206 and assumed liabilities of $191,855.

For accounting purposes, the acquisition has been treated as a reverse merger and recapitalization of D&R with D&R as the acquirer, in essence, a recapitalization of Novus Robotics Inc. (fka Ecoland International, Inc.). As such, the historical deficit of Ecoland, $1,053,361, was eliminated along with its additional paid-in capital account by charging these amounts to retained earnings.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars. D&R’s functional currency is the Canadian Dollar.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
March 31, 2013

3.	SIGNIFICANT ACCOUNTING POLICIES – continued

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

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
March 31, 2013

3.	SIGNIFICANT ACCOUNTING POLICIES – continued

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 144, "Property, Plant and Equipment" the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2013, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2013, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits. The Company is holding $6,434 in excess of the $100,000 insured Canadian bank deposits at March 31, 2013. The entirety of the Company’s US bank deposits are insured at March 31, 2013.

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

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2013 and December 31, 2012, the Company has not deemed any accounts uncollectible.

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

Estimated useful life (years)
Office equipment	5
Computer equipment	5
Shop and machinery equipment	7 - 10

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
March 31, 2013

3.	SIGNIFICANT ACCOUNTING POLICIES – continued

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company’s functional currency is the Canadian dollar. Transactions in foreign currency are translated into U.S. dollars in accordance with the ASC 830-30 as follows:

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

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
March 31, 2013

3.	SIGNIFICANT ACCOUNTING POLICIES – continued

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized when the project is complete, and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.
Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of March 31, 2013 and December 31, 2012, warranty liability was $53,571 and $54,692, respectively.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended March 31, 2013, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal year 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
March 31, 2013

4.	DUE TO SHAREHOLDERS/OFFICERS

During the first quarter of 2012, a shareholder of D&R loaned the Company $500,000 to assist with working capital requirements. The loan is unsecured, non-interest bearing with no fixed terms of repayment and fully repaid by December 31, 2012.

5.	CONVERTIBLE NOTES PAYABLE

Due to the reverse merger referenced in note 2, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total relates to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned to Bernardino Paolucci, CEO, on January 2, 2013.

6.	COMMON STOCK TRANSACTION

On February 1, 2012, Novus issued 59,000,000 common shares to the owners of D&R and cancelled 59,000,000 common shares held by the former owners of Ecoland, pursuant to the reverse merger transaction discussed in 2. Pursuant to the terms of an acquisition agreement between Ecoland and D&R dated January 27, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus. D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Ecoland (now Novus), the legal parent. Immediate prior to the completion of the transaction, Ecoland had effectively 29,650,000 common shares issued and outstanding net of the 59,000,000 canceled.

7.	CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the quarter ended March 31, 2013 and year ended December 31, 2012 more than 70% of all sales and receivables were to this entity.

8.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $12,000 per month expiring on July 31, 2013.

As of March 31, 2013, the aggregate minimum lease payments under operating leases were as follows:

2013	$48,000

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

Share Exchange Agreement

Ecoland International, Inc., now known as Novus Robotics Inc., D&R Technology Inc., a private corporation (“D&R Technology”) and, Beradino Paolucci and Drakso Karanovic, the shareholders of D&R Technology Inc. (the “D&R Shareholders”) entered into that certain share exchange agreement dated January 27, 2012 (the “Share Exchange Agreement”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology its wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of our shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology. This resulted in a change in control and our overall business operations thus bringing potential value to our shareholders. D&R Technology was previously the wholly-owned subsidiary of D Mecatronics Inc., a Delaware corporation. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares are currently being held by D Mecatronics on behalf of these shareholders).

We provided to D&R Technology the reviewed balance sheet and statements of operation, stockholders' equity and cash flows as of and for the quarter ended November 30, 2011 (the “Financial Statements”). We had three liabilities reflected on the balance sheet of the Financial Statements: (i) $359,477 in notes payable – related parties, which related party is Wallace (the “Related Party Debt”); (ii) $26,574 in accounts payable and accrued liabilities (“Accounts Payable”); and (ii) $250,622 in notes payable, which consist of those certain convertible notes as follows: (a) convertible promissory note dated April 15, 2008 in the principal amount of $40,000 issued to Donna Boyle, (b) convertible promissory note dated December 15, 2006 in the principal amount of $60,000 issued to Raymond Russell, and (c) convertible promissory note dated December 15, 2006 in the principal amount of $60,000 issued to Stephen Treanor (collectively, "the Convertible Promissory Notes"). On December 15, 2009, we entered into three separate settlement agreements with Raymond Russell, Donna Boyle and Stephen Treanor, respectively (collectively, the Settlement Agreements"), with regards to the aggregate amounts due and owing to each creditor under the respective Convertible Promissory Note. In accordance with the Settlement Agreement with Stephen Treanor: (i) an aggregate of $72,000 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of common stock of the Corporation at the rate of $0.005 per share. In accordance with the Settlement Agreement with Raymond Russell: (i) an aggregate of $72,000 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $36,000 of the Convertible Note into shares of common stock of the Corporation at the rate of $0.005 per share. In accordance with the Settlement Agreement with Donna Boyle: (i) an aggregate of $41,600 in principal and accrued interest was agreed as due and owing as of December 15, 2009; and (ii) we agreed to convert $41,600 of the Convertible Note into shares of common stock of the Corporation at the rate of $0.005 per share. Thus, there is no remaining liability associated with Donna Boyle. The remaining liability associated with Stephen Treanor and Raymond Russell is $36,000 plus accrued interest, respectively. We are currently in default of the Convertible Promissory Note regarding the remaining aggregate $36,000 due and owing to each of Messrs. Treanor and Russell, which accrues interest at the rate of 8% per annum until paid in full.

We warranted and represented that based upon negotiations and discussions with Ms. Boyle and Messrs. Russell and Treanor, the Convertible Notes would be assigned and transferred at closing to certain individuals and in those denominations as specified by D&R Technology. Effective January 2, 2013, Ms. Boyle and Messrs. Russell and Treanor entered into assignments with Mr. Dino Paolucci, our President/Chief Executive Officer, assigning to Mr. Paolucci all of their respective right, title and interest in and to the Convertible Notes and Settlement Agreements (collectively, the "Assignments"). Thus, in the event Mr. Paolucci converts the aggregate debt of $185,600 into shares of common stock at the conversion rate of $0.005, 37,120,000 shares will be issued to Mr. Paolucci. As of the date of this Quarterly Report, the debt has not been converted but could be converted at any time by Mr. Paolucci resulting in the further issuance of 37,120,000 shares of common stock to Mr. Paolucci.

D&R Technology also had a payable balance as of December 31, 2011 due to us, which would be eliminated upon merger. The balance of the payable to us was $6,360 at December 31, 2011. The amount represented an advance by us to D&R Technology to satisfy legal and other closing costs associated with the transaction that were being paid directly by D&R Technology.

Stock Purchase Agreement

We previously announced that certain controlling shareholders of the Corporation, who were Capitalsense Ltd., Altimo Ltd., Cimarron Capital Ltd. and David Wallace (the “Controlling Shareholders”), and D&R Technology entered into a stock purchase agreement dated November 7, 2011 (the “Stock Purchase Agreement”). In accordance with the terms and provisions of the Stock Purchase Agreement, the Controlling Shareholders were to transfer an aggregate of 59,000,000 shares of restricted common stock of the Corporation held of record by the Controlling Shareholders to D&R Technology. The terms and provisions of the Stock Purchase Agreement and the subsequent Rescission Agreement required the payment of $262,000 by us to the Controlling Shareholders. However, the Controlling Shareholders agreed to forgo the required payment by us and no payment was made or will be made. There is no written agreement memoralizing this verbal agreement.

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

Escrow Agreement

On June 4, 2013, our Board of Directors authorized the execution of that certain escrow agreement dated June 4, 2013 (the "Escrow Agreement") with Manhattan Transfer Registrar Co., our transfer agent ("Manhattan Transfer").

As disclosed in previous filings with the Securities and Exchange Commission, on approximately November 10, 2011, D Mecatronics Inc. ("D Mecatronics") spun-off our wholly-owned subsidiary, D&R Technology Inc. ("D&R Technology"). D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares were being held by D Mecatronics on behalf of these shareholders).  The transfer agent for D Mecatronics at the time of the spin-off was Global Sentry Equity Transfer Inc. ("Global Sentry"). At the time of the spin-off, management of D Mecatronics had attempted on several occasions to contact Global Sentry with regards to its shareholder list and records. However, any and all attempts were to no avail.  To date, D Mecatronics has not been able to obtain any of its records, including a shareholders list, from Global Sentry. Management has no knowledge or information as to the whereabouts of Global Sentry or its management nor of the location of its records and shareholders list. This has impeded the issuance of the shares of D&R Technology to the appropriate 28% minority shareholders of D Mecatronics and thus the reason why D Mecatronics was holding the shares in trust for the benefit of its shareholders.

Subsequently, we entered into the Share Exchange Agreement. Our Board of Directors had approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012.  In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which held the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary. The Board of Directors deemed it in the best interests of the shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology.

The majority shareholders of D&R Technology approved the Share Exchange Agreement as did its Board of Directors. The Board of Directors of D&R Technology resolved in its board resolutions to issue to D Mecatronics the 16,520,000 shares to be issued to the missing 28% minority shareholders of D&R Technology (who are also the unknown shareholders of D Mecatronics). Therefore, D Mecatronics held in trust and for the benefit of its unknown shareholders (and as shareholders of D&R Technology) the shares to be issued to them by the Company. D Mecatronics is in the process of attempting to locate the transfer agent in order to obtain its records.

We are also in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics shall return to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate shall be issued to Manhattan Transfer as trustee in the aggregate deonomination of 16,520,000 shares to be held in escrow. Manhattan Transfer and the Company shall use their best efforts to create a shareholders list (the "Shareholders List") indicating each record owner of the shares and Manhattan Transfer shall release the shares to each of the person indicated on the Shareholders List when Manhattan Transfer is satisfied that the Shareholder List contains the information it needs to issue the shares to our respective individual shareholders.

We will be placing on our website www.novusrobotics.com under "Investor Relations" contact information to be used by persons/entities that believe they were shareholders of D Mecatronics.  Such individuals/entites should contact our management.

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

CURRENT BUSINESS OPERATIONS

We are involved in the area of engineering, design and manufacture of robotics and automation technology solutions for tube bending machine, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we will provide state of the art automation technologies through our automated tube bending machines which we design, engineer and build for the automotive industry to solve its customers’ complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we work with other leading robotic manufacturers to provide the best automation technologies. We provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology, has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for company’s products as manufacturers look to improve the speed, quality and reliability of production through automation. As of the date of this Quarterly Report, we have not generated any revenue from the medical robotics, personal robotic devices, water treatment industry, food handling and processing, clean technology and energy or pharmaceutical and general consumer goods production.

We are involved in the area of engineering, design and the manufacturing of automated solutions through our automated tube bending machines for the automotive industry and intend to rapidly become one of the leading providers of automated manufacturing solutions, which are used primarily by three of the top ten Tier I automotive part suppliers in the world. We also make precision components and tooling using our own custom-built manufacturing systems, process knowledge and automation technology. We purchase from third parties components for the electrical cabinet, which creates the automation and controls section of the machinery. The electrical cabinet consists of fuses, holders, relays, cables, wiring, controls and sensors, which we purchase from our suppliers, i.e. Gerrie Electric, Beckhoff, Allen Bradley and others. We integrate these purchased parts from our suppliers into our electrical and control design to make the automated tube bending machines operational. We provide all the programming of the electrical cabinet as well. The computer programming is based upon the specific needs.

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

We are a full service provider of turn-key production solutions, specializing in tubular components for its tube bending machines. Our experience is firmly rooted in fabrication solutions for automated components, such as seat frames and instrument panel beams. Our expertise is in the areas of automation and machinery for computer numerical control (CNC ) bending, forming, piercing and laser cutting, which is applicable to a wide range of production solutions. We produce spare parts for the manufacturing equipment we design. We do not produce spare parts for automobiles.

RESULTS OF OPERATION

Overview

The Corporation, through its wholly owned subsidiary D&R Technology Inc., is involved in the engineering, design and manufacture of robotics and automation technology solutions, which management believes will enable the Corporation to become a recognized technology pioneer and market leader in the area of engineering.. Serving as a comprehensive engineering partner, the Corporation works with other leading robotic manufacturers to provide the best automation technologies; providing automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. The automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology Inc. has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. As of the date of this Quarterly Report, we have not realized any revenue from the medical robotics, personal robotic devices or water treatment industry.

	Three Month Periods Ended March 31,
	2013	2012

Revenues	$377,694	$1,624,481
Cost of Sales	48,016	698,141
Gross Profit	329,678	926,340
Operating Expenses
Compensation	195,442	312,955
Occupancy costs	22,261	22,609
Travel	29,128	13,229
Professional fees	76,087	58,772
Communication	4,083	5,149
Office and general	9,793	27,378
Foreign exchange loss	(2,522)	1,405
Total Operating Expenses	334,272	441,497
Income tax (expense) benefit	-0-	(64,000)
Interest expense	3,713	-0-
Net Income (loss)	(8,307)	420,843
Foreign exchange adjustment	(3,599)	(12,212)
Comprehensive income (loss)	$(11,906)	$408,631

The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

Revenue: Overall, revenue decreased 77% from the quarter ended March 2012 to March. In 2012, one machine was completed and sold to JCI while no were finished in the same quarter in 2013. Revenues for prototype parts rose through the three months ended March 31, 2013 over the same period as the prior year due to restocking of a customer’s inventory. Efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue in the first quarter of the new year. With the costs associated with the design and testing are mostly borne by the customer, the continuing trend of higher margins year over year resulted in significant profit margins improvement to us.

Major components of the revenue mix for change from 2012 to 2013 are as follows:

a.	Prototypes Parts – increased $28,000 as we were replenished the parts inventory for JCI Ramos.

b.	Service Revenue – decreased $11,000. Revenue consists of onsite repairs, programming and production support. No service calls were requested during the three month period ended March 31, 2013. .

c.
Spare Parts – decreased $23,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts. Fewer orders place in Q1 2013 as indications from customers were the existing machines were operating efficiently.

d.
Retrofit Systems – decrease of $85,000. We assess old machines and recommend that specified work needs to be done on it. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Only one machine was retrofitted in the first quarter of 2013 versus several in the first quarter of 2012.

e.
Seat Frame System – decrease of $1,200,000. One machine was completed in Q1 2012 while no projects were completed in Q1 2013. The current system being built is expected to be completed in the second quarter of 2013.

f.
Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: The positive change in products sold in the current fiscal period contributed to an improvement in our gross margin by approximately 30 percentage points. Ongoing work on retrofit systems and prototype parts, where the majority of labor and product costs are specifically borne by the customer greatly assisted in offsetting labor costs contributed to higher margins in the 2013 versus 2012 first quarter comparison.

Operating expenses: Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. These expenses decreased by approximately $107,000 from December 31, 2012, primarily due to compensation. With an ongoing project in 2013, salaries previously expensed in the first quarter of 2012 as a general and administrative expense were again capitalized as a project cost and deferred in the balance sheet; being recognized as an expense on the completion of the new machine slated for the second quarter of the current year. Travel increased in 2013 compared to 2012 as we continued with its initiative of shifting towards new and former customers in an effort to reduce its dependency on Johnson Controls Inc. and explore new opportunities presented. Professional fees also rose in the quarter due to accounting fees associated with the fiscal year ended December 31, 2012 audit being incurred. A decrease of approximately $18,000 occurred in the office and general expense year over year as sales and general supplies ordered and expensed during the three month period ended March 31, 2012 were not experienced in 2013.

Foreign exchange: The continued weakening Canadian dollar in 2013 against the United States dollar resulted in a foreign exchange loss of $2,000 on denominations transacted and settled in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013

As of March 31, 2013, our current assets were $1,410,308 and our current liabilities were $1,004,417, which resulted in a working capital surplus of $578,813. As of March 31, 2013, current assets were comprised of: (i) $607,525 in cash; (ii) $343,522 in accounts receivable; (iii) $671,313 in inventory; (iv) $73,017 in taxes recoverable; (iv) $14,849 in security deposit; and (v) $82 in prepaid expenses. As of March 31, 2013, current liabilities were comprised of: (i) $676,748 in accounts payable and accrued expenses; (ii) $185,600 in notes payable; (iii) $53,571 in warranty provision; and (iv) $88,498 in taxes payable.

As of March 31, 2013, our total assets were $1,583,230 comprised of: (i) $1,410,308 in current assets; and (ii) $172,922 in fixed assets, net of depreciation. The decrease of total assets during the three month period ended March 31, 2013 from December 31, 2012 was primarily due to decreases in cash.

As of March 31, 2013, our total liabilities were $1,004,417 comprised entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2013 was primarily due to an increase in accounts payable and accrued expenses.

Total liabilities and stockholders’ equity increased from $1,630,111 as of December 31, 2012 to $1,883,230 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2013, net cash flows used in operating activities was ($300,462) consisting of a net loss of $8,307. Net cash flows from operating activities was adjusted by $7,988 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $86,688 in accounts receivable; (ii) an increase of $606,194 in inventory; (iii) a decrease of $1,740 in prepaid expenses; (iv) a decrease of $311 in security deposit; (v) an increase of $280,596 in accounts payable and accrued expenses; (vi) a decrease of $47,487 in deferred tax asset; (vii) a decrease of $12,824 in deferred revenue; (viii) a decrease of $1,121 in warrant provision; and (ix) a decrease of $1,852 in taxes recoverable/payable.

For the three month period ended March 31, 2012, net cash flows from operating activities was $64,419 consisting primarily of net income of $420,843. Net cash flows from operating activities was adjusted by $7,500 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $61,883 in accounts receivable; (ii) a decrease of $295,161 in inventory; (iii) a decrease of $308 in security deposit; (iv) an increase of $44,281 in accounts payable and accrued expense; (v) a decrease of $824,986 in deferred revenue; (vi) a decrease of $11,663 in warranty provision; and (viii\) an increase of $71,092 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month period ended March 31, 2013, net cash flows used in investing activities was ($13,458) consisting of purchase of fixed assets. Net cash flows from investing activities for the three month period ended March 31, 2012 was $2,848 resulting from cash received from the Share Exchange Agreement.

Cash Flows from Financing Activities

For the three month period ended March 31, 2013, net cash flows provided by financing activities was $-0- compared to net cash flows from financing activities of $500,000 for the three month period ended March 31, 2012. Net cash flows used in financing activities for the three month period ended March 31, 2012 consisted of $500,000 due to shareholder.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2012, however, we may also not achieve that level of revenue. As of the date of this Quarterly Report, we are running parts for Johnson Control that will be shipped over the next six to eight weeks. Management believes that since we have been accepted as a global prototype supplier by Johnson Controls, our growth rate will start to increase.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Although we have not met our anticipated growth rate and level of business necessary to achieve the projections set forth in our November 7, 2011 press release, we continue to be well positioned financially. Cash reserves at March 31, 2013 and December 31, 2012 totaled approximately $607,525 and $921,332, respectively, with a working capital surplus of $705,891 and $719,555, respectively. Amounts receivable decreased by $86,688 from December 31, 2012 due to collection efforts, inventory has increased by $606,194 primarily due to the new orders for machine build outs. We only buy material as needed, based on confirmed job orders, thereby eliminating unnecessary inventory purchases. Payables have increased by $280,596 at March 31, 2013 from December 31, 2012, which is attributed to higher trade payables due to new projects started in the first quarter of 2013; this is evidenced by increase in inventory.

With a flexible labour force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customer, JCI, is consistently submitting new projects. While deferred revenue decreased by $12,824 from December 31, 2012 as completed orders were shipped in first quarter 2013, we had $621,384 of project work in process at the end of March 2013 with a total contract value of approximately $1,134,283. We have received committed future orders of over $411,700 which are anticipated to be completed by the third quarter of 2013. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

A material commitment during the fiscal year 2013 is the Convertible Promissory Notes pertaining to the aggregate amount of $36,000 that remains due and owing to each of Messrs. Treanor and Russell. We are currently in default of the Convertible Promissory Note regarding the remaining aggregate $36,000 due and owing to each of Messrs. Treanor and Russell, which accrues interest at the rate of 8% per annum until paid in full. As of the date of this Quarterly Report, we have received executed assignments from the respective creditors regarding the Settlement Agreements and the Convertible Notes related to the remaining portion due and owing of $72,000.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The discussion and analysis of our financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed elsewhere in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At March 31, 2013, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits.  As of March 31, 2013, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits. The Company is holding $6,434 in excess of the $100,000 insured Canadian bank deposits at March 31, 2013.  The entirety of the Company’s US bank deposits are insured at March 31, 2013.

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

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2013 and December 31, 2012, the Company has not deemed any accounts uncollectible.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized when the project is complete, and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.
Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of March 31, 2013 and December 31, 2013, warranty liability was $53,571 and $54,692, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of March 31, 2013; and (ii) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2013. In an effort to improve our internal control environment, management has engaged a Chartered Accountant to review the work prepared by the controller. He is independent of the daily accounting function. He prepares the quarterly financial statement after reviewing and recommending adjustments to the records based on his analysis of the financial information presented. This review includes vouching and reconciling key accounts to source documents.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Effective on April 1, 2013, our Board of Directors accepted the resignation from Veljiko Pjevac as a member of the Board of Directors effective April 1, 2013. Mr. Pjevac did not resign as a result of any disagreement with us on any matter relating to our operations, policies or practices. Simultaneously, the Board of Directors accepted the consent from H. Beth Carey as a member of our Board of Directors and appointed Ms. Carey as a member of the Board of Directors effective April 1, 2013. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Berardino Paolucci, Drasko Karanovic and H. Beth Carey.

Biography

H. Beth Carey. Ms. Carey has over thirty-five years of experience as a senior accountant involving various industries, including construction, service and manufacturing and non-profit. Ms. Carey was employed by Dieco Technologies from 2000 through 2003 as the assistant to the controller for the accounting department. Her duties included accounts receivables/collections, accounts payable, payroll and salary (hourly and commissions), accruals, month end journal entries, general ledger maintenance, costing spreadsheets for program engineers for all projects, sales support as required by salesmen, government remittances and work in process.

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

Ms. Carey earned a college degree in finance and accounting from Sheridan College – Mississauga and achieved Level 3 in the Certified General Accountants Course.

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

10.34
Escrow Agreement between Novus Robotics Inc. and Manhattan Transfer Registrar Co. dated June 4, 2013 as filed with the Securities and Exchange Comission as an Exhibt to the Current Report on Form 8-K on June 4, 2013.

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
_________________
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

NOVUS ROBOTICS INC.

Dated: June 14, 2013	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
President/Chief
Executive Officer

Dated: June 14, 2013	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
Chief Financial Officer