Form 10-Q
period 2013-06-30
Novus Robotics Inc.
filed 2013-08-15
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2013
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$1,170,852	$921,332
Accounts receivable	452,022	430,210
Inventory	212,142	65,119
Taxes recoverable	37,011	25,530
Security deposit	14,350	15,160
Prepaid expense	-	1,822
Total current assets	1,886,377	1,459,173

Fixed assets, net	225,535	170,938
Total assets	$2,111,912	$1,630,111

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$249,432	$396,152
Convertible note payable - related party	185,600	185,600
Deferred revenue	340,234	12,824
Warranty provision	20,577	54,692
Taxes payable	195,017	90,350
Total current liabilities	990,860	739,618
Total liabilities	990,860	739,618

STOCKHOLDERS' EQUITY
Preferred stock:
500,000,000 shares authorized at $0.001 par value, 0 issued and outstanding
Series A - 100 designated, 0 issued and outstanding	-	-
Series B - 49,999,900 designated, 0 issued and outstanding	-	-
Common stock:
500,000,000 shares authorized at $0.001 par value 88,650,000 issued and outstanding	88,650	88,650
Accumulated other comprehensive income	84,867	89,912
Retained earnings	947,535	711,931
Total stockholders' equity	1,121,052	890,493
Total liabilities and stockholders' equity	$2,111,912	$1,630,111

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$1,128,258	$727,323	$1,505,952	$2,351,804
Cost of sales	813,058	427,999	861,074	1,126,140
Gross profit	315,200	299,324	644,878	1,225,664

Operating (gains) expenses:
Compensation	112,867	335,182	308,310	648,137
Bonuses forgiven	(200,000)	-	(200,000)	-
Occupancy costs	19,949	19,965	42,209	42,574
Travel	18,312	28,116	47,440	41,345
Professional fees	9,482	120	85,569	58,892
Communication	4,837	4,975	8,920	10,124
Office and general	15,512	6,541	25,305	33,919
Foreign exchange gain	(26,553)	(1,819)	(29,075)	(414)
Total operating (gains) expenses	(45,594)	393,080	288,678	834,577

Income (loss) from operations	360,794	(93,756)	356,200	391,087

Other expense:
Interest expense	3,712	-	7,424	-

Income tax expense (benefit)	113,172	(13,000)	113,172	51,000

Net income (loss)	$243,910	$(80,756)	$235,604	$340,087

Other comprehensive income (loss)
Foreign exchange adjustment	(1,446)	5,481	(5,045)	(6,731)

Comprehensive income (loss)	$242,464	$(75,275)	$230,559	$333,356

Basic income (loss) per share	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of shares outstanding - basic	88,650,000	88,650,000	88,650,000	83,571,823
Diluted income (loss) per share	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of shares outstanding - diluted	125,770,000	125,770,000	125,770,000	83,571,823

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
	2013	2012

Cash flow from operating activities:
Net income	$235,604	$340,087
Adjustments to reconcile net income to net cash provided by operating activities: (used in)
Bonuses forgiven	(200,000)	-
Depreciation	24,222	14,916
Changes in operating assets and liabilities:
Accounts receivable	(21,812)	(29,227)
Inventory	(147,023)	553,634
Prepaid expenses	1,822	-
Security deposit	810	900
Accounts payable and accrued expenses	53,280	(51,984)
Deferred revenue	327,410	(937,515)
Warranty provision	(34,115)	(24,629)
Taxes recoverable/payable	93,186	84,018
Net cash provided by (used in) operating activities	333,384	(49,800)

Cash flow from investing activities:
Purchase of fixed assets	(78,819)	-
Cash received as result of reverse merger transaction	-	2,849
Net cash used in investing activities	(78,819)	2,849

Cash flow from financing activities:
Advance from shareholder	-	490,650
Net cash used in financing activities	-	490,650

Effect of foreign exchange rate on changes in cash	(5,045)	(4,773)

Increase in cash	249,520	438,926

Cash, beginning of period	921,332	969,502

Cash, end of period	$1,170,852	$1,408,428

Non-cash investing and financing activities:
Receivable (received as result of reverse merger transaction)	$-	$(12)
Inventory (received as result of reverse merger transaction)	$-	$(194)
Accounts payable (received as result of reverse merger transaction)	$-	$6,255
Notes payable (received as result of reverse merger transaction)	$-	$185,600

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
June 30, 2013

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

As a consequence of the transaction, the Company received cash of $2,849, other assets of $206 and assumed liabilities of $191,855.

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
June 30, 2013

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
June 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At June 30, 2013, the Company had no cash equivalents.  The Company maintains its cash in bank deposit accounts which may exceed federally insured limits.  As of June 30, 2013, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits.  At June 30, 2013, the Company’s Canadian deposits are $34,119 CDN in excess of the insured amount; the entirety of the Company’s US deposits are insured.

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
June 30, 2013

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

Advertising Costs

Advertising costs are expensed as incurred.  No advertising costs have been incurred by the Company to date

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2013 and December 31, 2012, the Company has not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of June 30, 2013 and December 31, 2013, warranty liability was $20,577 and $54,692, respectively.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
June 30, 2013

3.	SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”.  We present basic income per share (“EPS”) and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants.  Income per common share has been computed using the weighted average number of common shares outstanding during the year.  For the period ended June 30, 2013, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal year 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

4.	DUE TO SHAREHOLDERS/OFFICERS

During the first quarter of 2012, a shareholder of D&R loaned the Company $490,650 to assist with working capital requirements. The loan is unsecured, non-interest bearing with no fixed terms of repayment and fully repaid by December 31, 2012.

5.	CONVERTIBLE NOTES PAYABLE – RELATED PARTY

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

As part of the Share Exchange Agreement, the convertible notes were assigned to Bernardino Paolucci, without consideration, on January 2, 2013.  Mr. Paolucci is the Company’s chief executive officer, acting chief financial officer, and holds a 32% equity stake in the Company.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
June 30, 2013

6.	COMMON STOCK TRANSACTION

On February 1, 2012, Novus issued 59,000,000 common shares to the owners of D&R and cancelled 59,000,000 common shares held by the former owners of Ecoland, pursuant to the reverse merger transaction discussed in Note 2. Pursuant to the terms of an acquisition agreement between Ecoland and D&R dated January 27, 2012, the Company completed a reverse merger and recapitalization with D&R such that D&R became a wholly owned subsidiary of Novus and the shareholders of D&R acquired a majority of the common shares of Novus. D&R, the legal subsidiary, is considered to have acquired the assets and liabilities of Ecoland (now Novus), the legal parent. Immediately prior to the completion of the transaction, Ecoland had effectively 29,650,000 common shares issued and outstanding net of the 59,000,000 canceled.

7.	CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (“JCI”).  As a result, D&R is subject to significant financial risk in the event of financial distress of JCI.  For the quarter ended June 30, 2013 and year ended December 31, 2012 more than 70% of all sales and receivables were to this entity.

8.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $12,000 per month expiring on July 31, 2013.

As at June 30, 2013, the aggregate minimum annual lease payments under operating leases were as follows:

2013	$12,000

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

Share Exchange Agreement

Ecoland International, Inc., now known as Novus Robotics Inc., D&R Technology Inc., a private corporation (“D&R Technology”) and, Beradino Paolucci and Drakso Karanovic, the shareholders of D&R Technology Inc. (the “D&R Shareholders”) entered into that certain share exchange agreement dated January 27, 2012 (the “Share Exchange Agreement”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012.  In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology its wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of our shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology. This resulted in a change in control and our overall business operations thus bringing potential value to our shareholders. D&R Technology was previously the wholly-owned subsidiary of D Mecatronics Inc., a Delaware corporation. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares were previously held by D Mecatronics on behalf of these shareholders).

Escrow Agreement

As disclosed in previous filings with the Securities and Exchange Commission, on approximately November 10, 2011, D Mecatronics Inc. ("D Mecatronics") spun-off our wholly-owned subsidiary, D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares were being held by D Mecatronics on behalf of these shareholders).  The transfer agent for D Mecatronics at the time of the spin-off was Global Sentry Equity Transfer Inc. ("Global Sentry"). At the time of the spin-off, management of D Mecatronics had attempted on several occasions to contact Global Sentry with regards to its shareholder list and records. However, any and all attempts were to no avail.  To date, D Mecatronics has not been able to obtain any of its records, including a shareholders list, from Global Sentry. Management has no knowledge or information as to the whereabouts of Global Sentry or its management nor of the location of its records and shareholders list. This has impeded the issuance of the shares of D&R Technology to the appropriate 28% minority shareholders of D Mecatronics and thus the reason why D Mecatronics was holding the shares in trust for the benefit of its shareholders.

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

We are also in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics shall return to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate shall be issued to Manhattan Transfer as trustee in the aggregate denomination of 16,520,000 shares to be held in escrow. Manhattan Transfer and the Company shall use their best efforts to create a shareholders list (the "Shareholders List") indicating each record owner of the shares and Manhattan Transfer shall release the shares to each of the persons indicated on the Shareholders List when Manhattan Transfer is satisfied that the Shareholder List contains the information it needs to issue the shares to our respective individual shareholders.

We will be placing on our website www.novusrobotics.com under "Investor Relations" contact information to be used by persons/entities that believe they were shareholders of D Mecatronics. Such individuals/entities should contact our management.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

We are a full service provider of turn-key production solutions, specializing in tubular components for its tube bending machines. Our experience is firmly rooted in fabrication solutions for automated components, such as seat frames and instrument panel beams. Our expertise is in the areas of automation and machinery for computer numerical control (‘CNC’) bending, forming, piercing and laser cutting, which is applicable to a wide range of production solutions. We produce spare parts for the manufacturing equipment we design. We do not produce spare parts for automobiles.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$1,128,258	$727,323	$1,505,952	$2,351,804
Cost of sales	813,058	427,999	861,074	1,126,140
Gross profit	315,200	299,324	644,878	1,225,664

Operating (gains) expenses:
Compensation	112,867	335,182	308,310	648,137
Bonuses forgiven	(200,000)	-	(200,000)	-
Occupancy costs	19,949	19,965	42,209	42,574
Travel	18,312	28,116	47,440	41,345
Professional fees	9,482	120	85,569	58,892
Communication	4,837	4,975	8,920	10,124
Office and general	15,512	6,541	25,305	33,919
Foreign exchange gain	(26,553)	(1,819)	(29,075)	(414)
Total operating (gains) expenses	(45,594)	393,080	288,678	834,577

Income (loss) from operations	360,794	(93,756)	356,200	391,087

Other expense:
Interest expense	3,712	-	7,424	-

Income tax expense (benefit)	113,172	(13,000)	113,172	51,000

Net income (loss)	$243,910	$(80,756)	$235,604	$340,087

Other comprehensive income (loss)
Foreign exchange adjustment	(1,446)	5,481	(5,045)	(6,731)

Comprehensive income (loss)	$242,464	$(75,275)	$230,559	$333,356

The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Current Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Current Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012

Revenue: Overall, revenue decreased 36% from the six months ended June 30, 2013 as compared to June 30, 2012 primarily due to the reduction in work performed on retrofitting of old machines where sales decreased 65% or approximately $637,000 year over year.  Efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue during the first two quarters of 2013.

Major components of the revenue mix for change from 2012 to 2013 are as follows:

a.	Prototypes Parts – decreased $2,000 due to timing of sales.

b.
Service Revenue – increased $21,000.  Revenue consists of onsite repairs, programming and production support.  Normal service calls were received during the second quarter of 2013, which were more predominant than the prior year.

c.
Spare Parts – decreased $104,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts.  Fewer orders placed in the first two quarters of 2013 as indications from customers where the existing machines were operating efficiently.

d.
Retrofit Systems – decrease of $637,000.  We assess old machines and recommend that specified work needs to be done on it. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders.  Fewer machines were retrofitted in 2013 versus several in the first half of 2012.

e.
Seat Frame System – decrease of $121,000.  One machine was completed in each of 2012 and 2013 during the first six months of the fiscal year, however, the price point on the 2013 machine was marginally lower.

f.
Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: The change in products sold in the current fiscal period contributed to a decrease in the gross margin of the Corporation by approximately 9%.  Ongoing work on retrofit systems and prototype parts, where the majority of labor and product costs are specifically borne by the customer greatly assisted in offsetting labor costs contributed to higher margins in the 2012 versus 2013 half year comparison.

Operating expenses: Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. These expenses decreased by approximately $540,000 from 2012, primarily due to compensation. Senior management chose to forgive their 2012 bonus in the first two quarters of 2013. Additionally, more time was allocated to cost of sales for work completed on the 2013 machine than in the previous year.  Professional fees also rose in the first six months due to accounting fees associated with the yearend 2012 audit being incurred. A decrease of approximately $8,000 occurred in the office and general expense year over year as sales and general supplies ordered and expensed in the first six months of 2012 were not experienced in 2013.

Foreign exchange: The continued weakening Canadian dollar in 2013 against the United States dollar resulted in a foreign exchange gain of $29,075 on denominations transacted and settled in foreign currencies, primarily being sales to the United States.

Comprehensive income: During the six month period ended June 30, 2013, our comprehensive income was $230,559 compared to comprehensive income of $333,356 for the six month period ended June 30, 2012. The basic weighted average number of shares outstanding was 88,650,000 for the six months ended June 30, 2013 and 83,571,823 for the six months ended June 30, 2012

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012

Revenue: Revenue increased approximately 55% for the three months ended June 30, 2013 versus the same period in the prior year.  This was due to completion and sale of the seat frame system alluded to above in the second quarter of 2013, no sales of this nature occurred in the 2012 quarter.  The increase in seat frame sales was offset by reduced sales of retrofit system in 2013.

Cost of sales: The 11% decrease in the gross profit percentage year over year is wholly attributed to the mix of items sold.  To this end, the lower margin seat frame system offset by reduced sales of retrofit systems where the majority of labor and product costs are specifically borne by the customer, contributed to this reduction.

Operating expenses: The decrease in operating expenses from the 2012 quarter to the 2013 quarter of $439,000 is due to senior management forgiving their 2012 bonus in the first two quarters of 2013.  Additionally, more time was allocated to cost of sales for work completed on the 2013 machine than in the previous year.  Professional fees also rose in the first six months due to accounting fees associated with the year-end 2012 audit being incurred.  Travel expenses decreased due to the timing of services calls quarter over quarter.  Office and general expenses increased as insurance costs rose considerably year over year.

Foreign exchange: The continued weakening Canadian dollar in 2013 against the United States dollar resulted in a foreign exchange gain of $26,553 on denominations transacted and settled in foreign currencies, primarily being sales to the United States.

Comprehensive income: During the three month period ended June 30, 2013, our comprehensive income was $242,464 compared to comprehensive loss of $75,275 for the three month period ended June 30, 2012. The basic weighted average number of shares outstanding was 88,650,000 for the three months ended June 30, 2013 and June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013

As of June 30, 2013, our current assets were $1,886,377 and our current liabilities were $990,860, which resulted in a working capital surplus of $895,517. As of June 30, 2013, current assets were comprised of: (i) $1,170,852 in cash; (ii) $452,022 in accounts receivable; (iii) $212,142 in inventory; (iv) $37,011 in taxes recoverable; and (iv) $14,350 in security deposit. As of June 30, 2013, current liabilities were comprised of: (i) $249,432 in accounts payable and accrued expenses; (ii) $185,600 in notes payable; (iii) $340,234 in deferred revenue; (iv) $20,577  in warranty provision; and (v) $195,017 in taxes payable.

As of June 30, 2013, our total assets were $2,111,912 comprised of: (i) $1,886,377 in current assets; and (ii) $225,535 in fixed assets, net of depreciation. The increase of total assets during the six month period ended June 30, 2013 from December 31, 2012 was primarily due an increase in cash and an increase in fixed assets, net of depreciation.

As of June 30, 2013, our total liabilities were $990,860 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2013 was primarily due to an increase in deferred revenue and in taxes payable.

Total stockholders’ equity increased from $890,493 as of December 31, 2012 to $1,121,052 as of June 30, 2013.

Cash Flows from Operating Activities

For the six month period ended June 30, 2013, net cash flows provided by operating activities was $333,384 consisting of net income of $235,604. Net cash flows from operating activities was adjusted by $(200,000) in bonuses forgiven and $24,222 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $21,812 in accounts receivable; (ii) an increase of $147,023 in inventory; (iii) a decrease of $1,822 in prepaid expenses; (iv) a decrease of $53,280 in accounts payable and accrued expenses; (v) an increase of $327,410 in deferred revenue; (vi) a decrease of $34,115 in warranty provision; and (ix) an increase of $93,186 in taxes recoverable/payable.

For the six month period ended June 30, 2012, net cash flows provided by operating activities was $49,800 consisting primarily of net income of $340,087. Net cash flows from operating activities was adjusted by $14,916 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $29,227 in accounts receivable; (ii) a decrease of $553,634 in inventory; (iii) a decrease of $900 in security deposit; (iv) a decrease of $51,984 in accounts payable and accrued expense; (v) a decrease of $937,515 in deferred revenue; (vi) a decrease of $24,629 in warranty provision; and (viii) an increase of $84,018 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the six month period ended June 30, 2013, net cash flows used in investing activities was $78,819 consisting of purchase of fixed assets. Net cash flows provided by investing activities for the six month period ended June 30, 2012 was $2,849 resulting from cash received from the Share Exchange Agreement.

Cash Flows from Financing Activities

For the six month period ended June 30, 2013, net cash flows provided by financing activities was $-0- compared to $490,650 for the six month period ended June 30, 2012. Net cash flows provided by financing activities for the six month period ended June 30, 2012 consisted of $490,650 due to a shareholder advance.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes.  We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2013, however, we may also not achieve that level of revenue.  As of the date of this Quarterly Report, we are running parts for Johnson Control that will be shipped over the next six to eight weeks. Management believes that since we have been accepted as a global prototype supplier by Johnson Controls, our growth rate will start to increase.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Although we have not met our anticipated growth rate and level of business necessary to achieve the projections set forth in our November 7, 2011 press release, we continue to be well positioned financially.  Cash reserves at June 30, 2013 and December 31, 2012 totaled approximately $1,170,852 and $921,332, respectively, with a working capital surplus of $895,517 and $719,555, respectively. Amounts receivable increased by $21,812 from December 31, 2012 due to collection efforts, inventory has increased by $147,023 primarily due to the new orders for machine build outs.  We only buy material as needed, based on confirmed job orders, thereby eliminating unnecessary inventory purchases. Payables have decreased by $146,720 at June 30, 2013 from December 31, 2012, which is attributed to lower trade payables due to new projects started in the first quarter of 2013; this is evidenced by increase in inventory.

With a flexible labour force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customer, JCI, is consistently submitting new projects.  While deferred revenue increased by $327,410 from December 31, 2012 due to the timing of new orders received in the current year to completion of work in the prior year, we had $212,142 of project work in process at the end of June 2013 with a total contract value of approximately $882,360.  We have received committed future orders of over $361,242. which are anticipated to be completed by the third quarter of 2013.  Other revenue opportunities have historically materialized to supplement this revenue being service and retooling

We have not paid any sums for public relations or investor relations.

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

Under the Share Exchange Agreement, the Convertible Notes were assigned to Bernardino Paolucci, without consideration, on January 2, 2013.  Mr. Paolucci is the Company’s chief executive officer, acting chief financial officer, and holds a 32% equity stake in the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At June 30, 2013, the Company had no cash equivalents.  The Company maintains its cash in bank deposit accounts which may exceed federally insured limits.  As of March 31, 2013, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits.  The Company is holding $34,119 CDN in excess of the $100,000 insured Canadian bank deposits at June 30, 2013.  The entirety of the Company’s US bank deposits are insured at June 30, 2013.

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

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2013 and December 31, 2012, the Company has not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of June 30, 2013 and December 31, 2013, warranty liability was $20,577 and $54,692, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of June 30, 2013; and (ii) a lack of segregation of duties within accounting functions.

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

(c)
Our President/Chief Executive Officer is serving as the point of communication between us and the audit firm. Communication between our President/Chief Executive Officer and the audit firm’s engagement partner has been established to ensure that the auditor is aware of management’s intent and actions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2013.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

3.1
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

10.34
Escrow Agreement between Novus Robotics Inc. and Manhattan Transfer Registrar Co. dated June 4, 2013 as filed with the Securities and Exchange Comission as an Exihibt to the Current Report on Form 8-K on June 4, 2013.

21	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012.

99.1	Audited financial statements of D&R Technologies Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

99.2
Unaudited pro forma combined financial statements of D&R and Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

99.3	Press Release of Novus Robotics Inc. dated January 5, 2013 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
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

NOVUS ROBOTICS INC.

Dated: August 15, 2013	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
President/Chief
Executive Officer

Dated: August 15, 2013	By:	/s/ BERARDINO PAOLUCCI
Berardino Paolucci,
Chief Financial Officer