Form 10-K/A
period 2012-12-31
Novus Robotics Inc.
filed 2013-08-16
CIK 1388180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

PART I

This Annual Report on form 10-K is being amended to include the auditor's report from DeJoya Griffith & Company LLC dated April 3, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
D&R Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Novus Robotics, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for year ended December 31, 2012 and 2011. Novus Robotics, Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novus Robotics, Inc. and Subsidiary as of December 31, 2012 and 2011 and the results of its consolidated operations and its cash flows for the year ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 3, 2013

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2013.

Novus Robotics Inc.

By:	/s/ Bernardino Paolucci
Bernardino Paolucci
Chief Executive Officer
(Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)

Each person whose signature appears below appoints Bernardino Paolucci as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Novus Robotics, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Bernardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	August 16, 2013
Bernardino Paolucci

/s/ Drakso Karanovic	Director	August 16, 2013
Drasko Karanovic

/s/ H. Beth Carey	Director	August 16, 2013
H. Beth Carey