Form 10-Q
period 2013-09-30
Novus Robotics Inc.
filed 2013-11-14
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the period ended September 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2013
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

Part 1. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

PART I

ITEM 1.   FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$1,063,761	$921,332
Accounts receivable	251,623	430,210
Inventory	649,654	65,119
Taxes recoverable	-	25,530
Security deposits	14,667	15,160
Prepaid expense	241	1,822
Total current assets	1,979,946	1,459,173

Fixed assets, net	229,423	170,938
Total assets	$2,209,369	$1,630,111

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$258,398	$396,152
Convertible notes payable	185,600	12,824
Deferred revenue	674,935	54,692
Warranty provision	16,988	90,350
Taxes payable	14,126	185,600
Total current liabilities	1,150,047	739,618
Total liabilities	1,150,047	739,618

STOCKHOLDERS' EQUITY
Preferred stock:
500,000,000 shares authorized at $0.001 par value, 0 issued and outstanding
Series A - 100 designated, none issued and outstanding	-	-
Series B- 49,999,900 designated, none outstanding	-	-
Common stock:
500,000,000 shares authorized at $0.001 par value 88,650,000 issued and outstanding	88,650	88,650
Accumulated other comprehensive income	67,130	89,912
Retained earnings	903,542	711,931
Total liabilities and stockholders' equity	$2,209,369	$1,630,111

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the three months ended, September 30,		For the nine months ended, September 30,
	2013	2012	2013	2012

Revenue	$57,019	$590,502	$1,562,971	$2,942,306
Cost of sales	44,762	166,206	905,836	1,292,346
Gross profit	12,257	424,296	657,135	1,649,960

Operating (gains) expenses:
Compensation	67,508	336,091	375,818	984,228
Bonuses forgiven	-	-	(200,000)	-
Occupancy costs	54,431	21,425	96,640	63,999
Travel	4,921	32,389	52,361	73,734
Professional fees	12,456	17,037	98,025	75,930
Communication	4,883	8,157	13,803	18,281
Office and general	7,704	13,218	33,009	47,135
Foreign exchange (gain) loss	(26,943)	5,246	(56,018)	4,833
Total operating expenses	124,960	433,563	413,638	1,268,140

Income (loss) from operations	(112,703)	(9,267)	243,497	381,820

Other expenses:
Interest expense	3,711	-	11,135	-

Income tax expense (benefit)	(72,420)	75,114	40,752	126,115

Net income (loss)	$(43,994)	$(84,381)	$191,610	$255,705

Other comprehensive income (loss)
Foreign exchange adjustment	(17,737)	-	(22,782)	(31,628)

Comprehensive income (loss)	$(61,731)	$(84,381)	$168,828	$224,077

Basic income per share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted income per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of shares outstanding - basic	88,650,000	88,650,000	88,650,000	88,650,000
Weighted average number of shares outstanding - diluted	125,770,000	125,770,000	125,770,000	125,770,000

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2013	2012

Cash flow from operating activities:
Net income	$191,610	$255,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bonus forgiven	(200,000)	-
Depreciation	33,133	18,135

Changes in operating assets and liabilities:
Accounts receivable	178,587	52,625
Inventory	(584,535)	607,433
Prepaid expenses	1,581	1,005
Security deposit	493	(389)
Accounts payable and accrued expenses	62,246	(145,646)
Deferred revenue	662,111	(1,047,665)
Warranty provision	(37,704)	(32,220)
Taxes recoverable/payable	(50,694)	153,489
Net cash provided by (used in) operating activities	256,829	(137,528)

Cash flow form investing activities:
Purchase of fixed assets	(91,618)	-
Cash received as result of reverse merger transaction	-	2,849
Net cash provided by (used in) investing activities	(91,618)	2,849

Cash flow from financing activities:
Advance from shareholder	-	490,650
Repayment to shareholder	-	(185,728)
Net cash provided by financing activities	-	304,922

Effect of foreign exchange rate on changes in cash	(22,782)	(31,628)

Increase in cash	142,429	138,615

Cash, beginning of period	921,332	969,502

Cash, end of period	$1,063,761	$1,108,117

Non-cash investing and financing activities:
Receivable (received as result of reverse merger transaction)	$-	$(12)
Inventory (received as result of reverse merger transaction)	$-	$(194)
Accounts payable (received as result of reverse merger transaction)	$-	$(6,254)
Notes payable (received as result of reverse merger transaction)	$-	$130,000

The accompanying notes are an integral part of these consolidated interim financial statements.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At September 30, 2013, the Company had no cash equivalents.  The Company maintains its cash in bank deposit accounts which may exceed federally insured limits.  As of September 30, 2013, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits.  At September 30, 2013, the Company’s Canadian deposits are $20,644 CDN in excess of the insured amount; the entirety of the Company’s US deposits are insured.

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
September 30, 2013

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized when the associated project is completed, and when collection of the resulting receivable is reasonably assured.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
September 30, 2013

3.	SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”.  We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants.  Income per common share has been computed using the weighted average number of common shares outstanding during the year.  For the period ended September 30, 2013, the Company does not have equity instruments outstanding which would determine diluted income per share.

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

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
September 30, 2013

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

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (“JCI”).  As a result, D&R is subject to significant financial risk in the event of financial distress of JCI.  For the quarter ended September 30, 2013 and year ended December 31, 2012 more than 70% of all sales and receivables were to this entity.  For the quarter ended September 30, 2012 more than 90% of all sales and receivables were to this entity.  For the nine months ended September 30, 2013 and 2012 70% and 90% of all sales and receivables were to this entity, respectively.

8.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at September 30, 2013, the aggregate minimum annual lease payments under operating leases were as follows:

2013	$25,200
2014	$100,800
2015	$100,800
2016	$58,800
2017	$-

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

We are also in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics returned to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate was issued to Manhattan Transfer as trustee in the aggregate denomination of 16,520,000 shares to be held in escrow. Manhattan Transfer and the Company is using its best efforts to create a shareholders list (the "Shareholders List") indicating each record owner of the shares and Manhattan Transfer shall release the shares to each of the person indicated on the Shareholders List when Manhattan Transfer is satisfied that the Shareholder List contains the information it needs to issue the shares to our respective individual shareholders.

We have placed on our website www.novusrobotics.com under "Investor Relations" contact information to be used by persons/entities that believe they were shareholders of D Mecatronics. Such individuals/entities should contact our management.

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

	For the nine months ended, September 30,
	2013	2012

Revenue	$1,562,971	$2,942,306
Cost of sales	905,836	1,292,346
Gross profit	657,135	1,649,960

Operating (gains) expenses:
Compensation	375,818	984,228
Bonuses forgiven	(200,000)
Occupancy costs	96,640	63,999
Travel	52,361	73,734
Professional fees	98,025	75,930
Communication	13,803	18,281
Office and general	33,009	47,135
Foreign exchange (gain) loss	(56,018)	4,833
Total operating expenses	413,638	1,268,140

Income (loss) from operations	243,497	381,820

Other expenses:
Interest expense	11,135

Income tax expense (benefit)	40,752	126,115

Net income (loss)	$191,610	$255,705

Other comprehensive income (loss)
Foreign exchange adjustment	(22,782)	(31,628)

Comprehensive income (loss)	$168,828	$224,077

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

Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012

Our comprehensive income for the nine month period ended September 30, 2013 was $168,828 compared to comprehensive income of $224,077 during the nine month period ended September 30, 2012, a decrease of $55,249.

Revenue: We generated revenue during the nine month period ended September 30, 2013 in the amount of $1,562,971 compared to $2,942,306 generated during the nine month period ended September 30, 2012. Overall, revenue decreased 47% from the nine months ended September 30, 2013 as compared to September 30, 2012 primarily due to the reduction in work performed on retrofitting of old machines where sales decreased 75% or approximately $966,000 year over year. Efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue during the first three quarters of 2013.

Major components of the revenue mix for change from 2012 to 2013 are as follows:

a.
Prototypes Parts – decreased $76,000.  Revenue consisted of a charge per part and set up fees on our tube bender in the plant. (JCI $30,000 in prototype parts; Toyota Boshoku $0.00 in prototype parts for the 420A. This amount decreased because JCI projects were all completed and no new work from Toyota Boshoku. We did some parts for MIG –Athens.

b.	Service Revenue – increased $107,000. Revenue consists of onsite repairs, programming and production support. There was no change in the third quarter in this area as no service calls were received.

c.
Spare Parts – decreased $67,000 for parts required by many customers including JCI, Toyota, PWO-Kitchener, Van Rob-Mexico and M.I.G.-Athens to replace worn parts.  Fewer orders place in the first three quarters of 2013 as indications from customers were the existing machines were operating efficiently.

d.
Retrofit Systems – decrease of $966,000.  We assess old machines and recommend that specified work needs to be done on it. This includes all mechanical, electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI-Lakewood Bender #2, MIG-Athens, PWO-Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders.  Fewer machines were retrofitted in 2013 versus several in the first three quarters of 2012.

e.
Seat Frame System – decrease of $161,000.  One machine was completed in each of 2012 and 2013 during the first six months of the fiscal year; however, the price point on the 2013 machine was marginally lower.

f.
Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the nine month period ended September 30, 2013, we incurred $905,836 in cost of sales compared to $1,292,346 incurred during the nine month period ended September 30, 2012. The change in products sold in the current fiscal period contributed to a decrease in the gross margin of the Corporation by approximately 14 percentage points.  Ongoing work on retrofit systems and prototype parts, where the majority of labor and product costs are specifically borne by the customer greatly assisted in offsetting labor costs contributed to higher margins in the 2012 versus 2013 three quarter year comparison.

Operating expenses: During the nine month period ended September 30, 2013, we incurred operating expenses of $413,638 compared to $1,2168,140 incurred during the nine month period ended September 30, 2012 (a decrease of $854,502). During the nine month period ended September 30, 2013, we operating expenses consisted of: (i) compensation of $375,818 (2012: $984,228); (ii) bonuses forgiven of ($200,000) (2012: $-0-): (iii) occupancy costs of $96,640 (2012: $63,999); (iv) travel of $52,361 (2012: $73,734); (v) professional fees of $98,025 (2012: $75,930); (vi) communication of $13,803 (2012: $18,281); (vi) office and general of $33,009 (2012: $47,135);  and (vii) foreign exchange of ($56,018) (2012: $4,833). The continued weakening Canadian dollar in 2013 against the United States dollar resulted in a foreign exchange gain of $56,018 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. General and administrative expenses generally consisted of auditor, edgarizing and transfer agent fees.

Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. These expenses decreased by approximately $855,000 from 2012, primarily due to compensation. Senior management chose to forgive their 2012 bonus in the first two quarters of 2013.  Additionally, more time was allocated to cost of sales for work completed on the 2013 machine than in the previous year.  Professional fees also rose in the first nine months due to accounting fees associated with the yearend 2012 audit being incurred. Occupancy costs increased $33,000 as the plant was idle during more of the year and management determined that a greater percentage should be expensed as general and administrative as opposed to being capitalized in the quarter end work in progress.  Travel decreased year over year by $21,000 as more work and assistance was required in 2012 than the current year coupled with a salesman being in place in 2012.  No such individual is being utilized in the current year.

Other Expenses. During the nine month period ended September 30, 2013, we incurred other expenses in the amount of $51,887 compared to $126,115 incurred during the nine month period ended September 30, 2012. During the nine month period ended September 30, 2013, other expenses consisted of: (i) $11,125 (2012: $-0-) in interest; and (ii) $40,752 (2012: 126,115) in income tax expense (benefit).

Net Income.  Thus, during the nine month period ended September 30, 2013, our net income was $191,610 compared to $255,702 during the nine month period ended September 30, 2012.

Other Comprehensive Income.  During the nine month period ended September 30, 2013, we recorded a foreign exchange adjustment of ($22,782) compared to ($31,628) recorded during the nine month period ended September 30, 2012.

Comprehensive income: Thus, during the nine month period ended September 30, 2013, our comprehensive income was $168,828 compared to comprehensive income of $224,077 for the same period in 2012. The weighted average number of shares outstanding was 88,650,000 for the nine months ended September 30, 2013 and 85,283,150 for the nine months ended September 30, 2012.

	For the three months ended, September 30,
	2013	2012

Revenue	$57,019	$590,502
Cost of sales	44,762	166,206
Gross profit	12,257	424,296

Operating (gains) expenses:
Compensation	67,508	336,091
Bonuses forgiven	-	-
Occupancy costs	54,431	21,425
Travel	4,921	32,389
Professional fees	12,456	17,037
Communication	4,883	8,157
Office and general	7,704	13,218
Foreign exchange (gain) loss	(26,943)	5,246
Total operating expenses	124,960	433,563

Income (loss) from operations	(112,703)	(9,267)

Other expenses:
Interest expense	3,711	-

Income tax expense (benefit)	(72,420)	75,114

Net income (loss)	$(43,994)	$(84,381)

Other comprehensive income (loss)
Foreign exchange adjustment	(17,737)	-

Comprehensive income (loss)	$(61,731	$(84,381)

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

Revenue: We generated revenue during the three month period ended September 30, 2013 in the amount of $57,019 compared to $590,502 generated during the three month period ended September 30, 2012 (a decrease of $533,483).  Revenue decreased approximately 90% for the three months ended September 30, 2013 versus the same period in the prior year.  This was due to: A $74,000 decrease in prototype parts sales; a $107,000 decrease in service labor sales; a $329,382 decrease in retrofit sales; and, a $41,000 decrease in seat frame sales.  Spare part sales increased $37,000 in 2013 versus the same period in 2012.

Cost of sales: During the three month period ended September 30, 2013, we incurred $44,762 in cost of sales compared to $166,206 incurred during the three month period ended September 30, 2012. The 51-point decrease in the gross profit percentage year over year is wholly attributed to the mix of items sold.  To this end, the high margin sale of spare parts greater enhanced this number as opposed to the more comprehensive mix in the prior period of 2012.

Operating expenses: During the three month period ended September 30, 2013, we incurred operating expenses of $124,960 compared to $433,563 incurred during the three month period ended September 30, 2012 (a decrease of $308,603). During the three month period ended September 30, 2013, we operating expenses consisted of: (i) compensation of $67,508 (2012: $336,091); (ii) occupancy costs of $543,431 (2012: $21,425); (iii) travel of $4,921 (2012: $32,389); (iv) professional fees of $12,456 (2012: $17,037); (v) communication of $4,883 (2012: $8,157); (v) office and general of $7,704 (2012: $13,218);  and (vii) foreign exchange of ($26,943) (2012: $5,246). Operating expenses decreased from the 2012 quarter to the 2013 quarter and was mostly due to more time having been allocated to cost of sales for work completed on the 2013 machine than in the previous year.  Professional fees decreased in the quarter primarily due to the slow down at the Company resulting in less administrative work being required.  Travel expenses decreased due to the timing of services calls quarter over quarter.  As mentioned in the previous section, occupancy costs increased $32,000 as the plant was idle during more of the year and management determined that a greater percentage should be expensed as general and administrative as opposed to being capitalized in the quarter end work in progress.

Other Expenses. During the three month period ended September 30, 2013, we recorded other expenses consisting of $3,711 in interest, which was offset by ($72,420) in income tax compared to other expenses consisting of $75,114 in income tax expenses recorded during the nine month period ended September 30, 2012.

Net Income.  Thus, during the three month period ended September 30, 2013, our net loss was($43,994) compared to a net loss of ($84,381) incurred during the three month period ended September 30, 2012.

Other Comprehensive Income.  During the three month period ended September 30, 2013, we recorded a foreign exchange adjustment of ($17,737) compared to ($-0-) recorded during the three month period ended September 30, 2012.

Comprehensive income: During the three month period ended September 30, 2013, our comprehensive loss was ($61,731) compared to comprehensive loss of ($84,381) for the three month period ended September 30, 2012. The weighted average number of shares outstanding was 88,650,000 for the three months ended September 30, 2013 and September 30, 2012 as no new shares were issued in this time frame in either year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013

As of September 30, 2013, our current assets were $1,979,947 and our current liabilities were $1,150,047, which resulted in a working capital surplus of $829,899. As of September 30, 2013, current assets were comprised of: (i) $1,063,761 in cash; (ii) $251,623 in accounts receivable; (iii) $649,654 in inventory; (iv) $14,667 in security deposits; and (v) $241 in prepaid expenses. As of September 30, 2013, current liabilities were comprised of: (i) $258,398 in accounts payable and accrued expenses; (ii) $185,600 in convertible notes payable; (iii) $674,935 in deferred revenue; (iv) $16,988 in warranty provision; and (v) $14,126 in taxes payable.

As of September 30, 2013, our total assets were $2,209,369 comprised of: (i) $1,979,946 in current assets; and (ii) $229,423 in fixed assets, net of depreciation. The increase of total assets during the nine month period ended September 30, 2013 from December 31, 2012 was primarily due an increase in cash and inventory.

As of September 30, 2013, our total liabilities were $1,150,047 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2013 was primarily due to an increase in deferred revenue.

Total stockholders’ equity increased from $890,493 as of December 31, 2012 to $2,240,318 as of September 30, 2013.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2013, net cash flows provided by operating activities was $256,829 consisting of net income of $191,611. Net cash flows from operating activities was adjusted by ($200,000) in bonus forgiven and $33,133 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $178,587 in accounts receivable; (ii) an increaseof $584,535 in inventory; (iii) a decrease of $1,581 in prepaid expenses; (iv) a decrease of $62,246 in accounts payable and accrued expenses; (v) an increase of $662,111 in deferred revenue; (vi) a decrease of $37,704 in warranty provision; and (ix) a decrease of $50,694 in taxes recoverable/payable.

For the nine month period ended September 30, 2012, net cash flows used by operating activities was ($137,528)  consisting primarily of net income of $255,705. Net cash flows from operating activities was adjusted by $18,135 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $52,625 in accounts receivable; (ii) an increase of $607,433 in inventory; (iii) a decrease of $389 in security deposit; (iv) a decrease of $145,646 in accounts payable and accrued expense; (v) a decrease of $1.047,665 in deferred revenue; (vi) a decrease of $32,220 in warranty provision; and (viii\) an increase of $153,489 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2013, net cash flows used in investing activities was $91,618 consisting of purchase of fixed assets. Net cash flows provided by investing activities for the nine month period ended September 30, 2012 was $2,849 resulting from cash received from the Share Exchange Agreement.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2013, net cash flows provided by financing activities was $-0- compared to $304,922 for the nine month period ended September 30, 2012. Net cash flows provided by financing activities for the nine month period ended September 30, 2012 consisted of $490,650 due to a shareholder advance, which was offset by ($185,728) in repayment to stockholder.

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

Although we have not met our anticipated growth rate and level of business necessary to achieve the projections set forth in our November 7, 2011 press release, we continue to be well positioned financially.  Cash reserves at September 30, 2013 and December 31, 2012 totaled approximately $1,063,761 and $921,332, respectively, with a working capital surplus of $829,899 and $719,555, respectively. Amounts receivable decreased by $147,638 from December 31, 2012 due to collection efforts, inventory has increased by $584,535 primarily due to the new orders for machine build outs.  We only buy material as needed, based on confirmed job orders, thereby eliminating unnecessary inventory purchases.    Payables have decreased by $137,754 at September 30, 2013 from December 31, 2012, which is attributed to lower trade payables due to new projects started in the first quarter of 2013; this is evidenced by increase in inventory.

With a flexible labour force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customer, JCI, is consistently submitting new projects.  While deferred revenue increased by $327,410 from December 31, 2012 due to the timing of new orders received in the current year to completion of work in the prior year, we had $705,884.00 of project work in process at the end of September 2013 with a total contract value of approximately $882,360.00.  We have received committed future orders of over $109,957.55 which are anticipated to be completed by the fourth quarter of 2013.  Other revenue opportunities have historically materialized to supplement this revenue being service and retooling

We have not paid any sums for public relations or investor relations.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At June 30, 2013, the Company had no cash equivalents.  The Company maintains its cash in bank deposit accounts which may exceed federally insured limits.  As of March 31, 2013, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits.  The Company is holding $34,119 CDN in excess of the $100,000 insured Canadian bank deposits at September 30, 2013.  The entirety of the Company’s US bank deposits are insured at September 30, 2013.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2013 and December 31, 2012, the Company has not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of September 30, 2013 and December 31, 2013, warranty liability was $16,988 and $54,692, respectively.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of September  30, 2013; and (ii) a lack of segregation of duties within accounting functions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the nine month period ended September 30, 2013.

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

10.21
Purchase Order 39076849 from Johnson Controls  incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013

10.22
Purchase Order 39064982 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

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

NOVUS ROBOTICS INC.

Dated: November 14, 2013	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief Executive Officer

Dated: November 14, 2013	By:	/s/ Berardino Paolucci
Berardino Paolucci,
Chief Financial Officer