Form 10-K
period 2013-12-31
Novus Robotics Inc.
filed 2014-04-04
CIK 1388180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☐ NO ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2013 was $-0-.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 88,650,000 shares of common stock are outstanding as of April 3, 2014.

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

CORPORATE HISTORY

We were formed in the State of Nevada on June 24, 2005 under the name Guano Distributors, Inc. Prior to our incorporation, on April 15, 2005, David Wallace, the then President/Chief Executive Officer/Secretary/Chief Financial Officer and sole director ("Wallace"), formed Guano Distributors (Pty) Ltd., a South African registered company, for the purpose of selling Dry-Bar Cave bat guano. On May 15, 2005, Mr. Wallace, transferred all of his ownership interest in Guano Distributors (Pty) Ltd. to us. On June 28, 2006, we amended our Articles of Incorporation to change our name to Ecoland International, Inc. On March 13, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “Ecoland International Inc.” to “Novus Robotics Inc.” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 13, 2012 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated February 21, 2012 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated February 21, 2012. We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 10, 2012. Our cusip number is 67011H108.

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

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Novus Robotics," refers to Novus Robotics Inc.

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

The automobile industry is one of the largest sectors of the global economy. In 2011, a market research firm valued the global automobile components sector at over $1.8 trillion dollars and the global automotive parts and equipment sector at almost $600,000,000. The global automotive manufacturing industry operates in an increasingly aggressive marketplace whose performance is tied directly to performance of the large and growing retail automobile industry. The top six companies in the global manufacturing industry are General Motors (GM), Toyota, Ford, Daimler/Chrysler, Volkswagen and Honda and, of those, the Corporation’s subsidiary, D&R Technology, has produced machines supplying parts and components for five of the top six manufacturers. The systems that we build for our customers are for Tier 1 OEM suppliers. An OEM supplier is an "original equipment manufacturer or, in other words, a company that manufactures products or components that are purchased by a company and retailed under that purchasing company's brand name. OEM refers to the company that originally manufactured the product. When referring to automotive parts, OEM designates a replacement part made by the manufacturer of the original part. In this usage, OEM means "original equipment from manufacturer" The Tier I OEM suppliers deal directly with the automakers - General Motors, Ford, Nissan, Honda, Toyota, Hyundai etc. We supply the systems to the Tier 1 OEM suppliers that produce the seats, front dashboards and other products for the big automakers.

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

Services and Support

Our customer centric focus enables its customers to preserve and increase the value of existing processing equipment. We provide the following programs and services:

Maintenance and Repairs Programs: warranty support, after sales and emergency services, preventative maintenance programs, and spare parts and consumables solutions.

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

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. ("JCI"). During the past two years, D&R Technology has received purchase orders from JCI in the amount of $2,354,862 (2012) And $638,654 (2013) respectively. Currently, JCI is one of our major customers after the recession of 2009 through 2010 in which some of our previous customers went into bankruptcy or were acquired by larger companies. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2013, more than 58%  of all sales and receivables were to JCI and for the year ended December 31, 2012, 70% of all sales and receivables were to JCI. We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Our business relationship with JCI is well established having commenced in 2004 with Bernardino Paolucci, our President/Chief Executive Officer, and Drasko Karanovic, a member of the Board of Directors. Both individuals established a strong relationship with JCI during their tenure at Dieco Technology based upon their respective extensive knowledge of JCI's machines and the manufacturing and servicing section of JCI.

We also produce a 420A system to produce new seat frames. The system is built for Toyota Boshoku Emire, Ontario, to produce the seat frame to be used in their plants for the Rav 4 production. During 2013 and 2012, D&R Technology received purchase orders from Toyota Boshoku in the amounts of $2,500 and $39,933, respectively. During 2011, D&R Technology received purchase orders from Toyota Boshoku in the aggregate amount of $242,159.

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

Research and Development Activities

We have incurred approximately $321,487 during the past two fiscal years on research and development for products. None of these research or development costs are borne by the customer.

Intellectual Property

We currently use the Rockwell Automation system in our machines. We purchase on a yearly basis the automation portion of the system directly from Rockwell Automation, which is known as a "tool kit". The tool kit enables us to receive updates, upgrades, technical assistance with the portion of the automation system that we use. We must use the supplier that the customer designates in their specifications when the customer orders the tube bending system from us. Each customer has their own preference regarding the supplier for this part of the machine. We do not have an exclusive requirements contract with Rockwell Automation. There are a substantial number of other companies in the marketplace that offer the automated portion of the control system.

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

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. ("JCI"). During the past two years, D&R Technology has received purchase orders from JCI in the amount of $2,354,862 and $638,654. respectively. Currently, JCI is one of our major customers. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2013, more than 58% of all sales and receivables were to JCI and for the year ended December 31, 2012, 70% of sales and receivables were to JCI. We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Any decline or interruption in orders received from JCI may adversely affect our revenues and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, we do not have any unresolved staff comments from the Securities and Exchange Commission.

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

The base rent is $8,400 per month. As at December 31, 2013, the aggregate minimum annual lease payments under operating leases were as follows: (i) 2014: $100,800; (ii) 2015: $100,800; and (iii) 2016: $58,500.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Annual Report, there are 88,650,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Approximately 20,000,000 shares of restricted common stock will be able to be sold under Rule 144 commencing April 20, 2013, which shares were issued to prior officers and directors from inception through 2009 as compensation for services rendered. The shares would be eligible for resale under Rule 144(b) one year hold period commencing April 20, 2013. We may be considered a prior shell company as defined in Rule 230.405 of the Securities Act and, therefore, the 20,000,000 shares of restricted stock available for sale under Rule 144 may be affected. On December 5, 2008, prior management designated us a shell corporation, thus we must cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the "Form 10 information" with the Securities and Exchange Commission. We filed our "Form 10 information" April 20, 2012. Therefore, as of the date of this Annual Report, we believe we have cured our "shell" status .

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

2013 Financial Year*	High Bid	Low Bid
Fourth Quarter	$0.09	0.03
Third Quarter	$0.05	$0.03
Second Quarter	$0.09	$0.04
First Quarter	$0.11	$0.04

2012 Financial Year	High Bid	Low Bid
Fourth Quarter: 03/1/12-05/31/12	$0.15	$0.10
Third Quarter:12/1/11-2/28/12	$1.35	$0.27
Second Quarter: 09/1/11-11/30/11	$1.30	$0.30
First Quarter: 06/01/11-08/31/11	$1.30	$0.22

*We changed our fiscal year end from May 31st to December 31st effective March 13, 2012.

As of the date of this Annual Report, an aggregate of 88,650,000 shares of common stock were issued and outstanding and were owned by approximately 58 holders of record, based on information provided by our transfer agent.

Rule 144

On December 15, 2008, the Board of Directors changed our reporting status to a shell corporation as evidenced in the filing of a current report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008. Rule 144 will be available for the re-sale of securities by the shareholders of the Corporation one year from April 20, 2012, which is the date of filing of our Current Report on Form 8-K containing Form 10 information. As of the date of this Annual Report, we believe we have cured our "shell" status.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2013 and to date of this Annual Report, we have not issued any shares of our common stock.

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

Authorized Capital Stock

The total number of stock authorized that may be issued by us is 550,000,000 shares of which 50,000,000 shall be shares of preferred stock with a par value of $0.001 per share and 500,000,000 shall be shares of common stock with a par value of $0.001 per share.

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

So long as any shares of Series B Preferred Stock are outstanding, we shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock, voting as a separate class, change or modify the rights, preferences or other terms of the Series B Preferred Stock, or increase or decrease the number of authorized shares of Series B Preferred Stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

Overview

We, through our wholly owned subsidiary D&R Technology Inc., are involved in the engineering, design and manufacture of robotics and automation technology solutions, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Serving as a comprehensive engineering partner, we work with other leading robotic manufacturers to provide the best automation technologies. We provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. The automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology Inc. has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. As of the date of this Annual Report, we have not realized any revenue from the medical robotics, personal robotic devices or water treatment industry.

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

For the Years Ended December 31,	2013	2012

Revenue	$2,540,438	$3,627,299

Cost of sales	1,517,992	1,476,415
Gross Profit	1,022,446	2,150,884

Expenses
Compensation	565,672	1,273,621
Occupancy costs	162,691	144,442
Travel	74,259	88,010
Professional fees	110,876	134,899
Communication	18,014	24,388
Office and general	71,560	66,634
Foreign exchange gain	(39,901)	21,585
Total operating expenses	963,171	1,753,579

Income from operations	59,275	397,305

Interest on convertible debentures	(14,848)	-0-
Income before taxes	44,427	397,305

Income tax expense	(10,053)	90,000
Net income	54,480	307,305

Other comprehensive loss
Foreign exchange adjustment	(65,632)	8,235

Comprehensive income (loss)	$(11,152)	$315,540

The financial information in the table above is derived from the audited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue: Overall, revenue decreased approximately 32% from 2012 to 2013 due to the reduction in work performed on retrofitting of older machines. Efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue during 2013. These decreases were offset by a second machine sale in the fourth quarter of 2013; only one machine was sold in 2012.

Major components of the revenue mix for change from 2012 to 2013 are as follows:

a.
Prototypes Parts – decreased $353,000 as the set up fees and charge per part fees for Honda and for JCI’s Plymouth and Mexican Plants which accounted for the majority of revenue in 2012 did not materialize in 2013.

b.
Service Revenue – decreased $88,000. Revenue consists of onsite repairs, programming and production support. The primary reason for the decrease, being 95% of the year over year change, was a site visit at JCI’s Plymouth Plant 2012, where upgrades to equipment and training were needed which did not recur in 2013.

c.
Spare Parts – decreased $128,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts. Fewer orders placed in 2013 as indications from customers were the existing machines were operating efficiently.

d.
Retrofit Systems – decrease of $797,000. We assess old machines and recommend that specified work needs to be done on it. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Fewer machines were retrofitted in 2013 versus 2012.

e.	Seat Frame System – increased of $363,000. Two machines were completed in 2013 and versus one in 2012.

f.
Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: The change in products sold in the current fiscal period contributed to a decrease in our gross margin by approximately 20%. Ongoing work on retrofit systems and prototype parts, where the majority of labor and product costs are specifically borne by the customer greatly assisted in offsetting labor costs contributed to higher margins in the 2012 versus 2013 year over year comparison.

Operating expenses: Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. These expenses decreased by approximately $790,408 from 2012, primarily due to compensation. Senior management accepted their 2012 bonus as compensation in the first two quarters of 2013 rather than salaries. Additionally, more time was allocated to cost of sales for work completed on the 2013 machines than in the previous year. Professional fees also decreased by $24,023 from fiscal year 2012 due to efficiencies associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel. Occupancy costs increased $18,249 as the plant was idle during more of the year and management determined that a greater percentage should be expensed as general and administrative as opposed to being capitalized in the year end work in progress. Travel decreased from fiscal year 2012 by $13,751 as more work and assistance was required in 2012 than the current year coupled with a salesman being in place in 2012. No such individual is being utilized in the current year. This savings was offset by a $10,000 increase in financing charges associated with the factoring of the USD receivables to the Company’s local financial institution and additional charges in 2013 from transfer and other agencies in respect of the public vehicle.

Foreign exchange: The continued weakening Canadian dollar in 2013 against the United States dollar resulted in a foreign exchange adjustment of ($65,632) on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Comprehensive income: During the year end December 31, 2013, our comprehensive loss was $11,152 compared to comprehensive income of $315,540 for the same period in 2012. The weighted average number of shares outstanding was 88,650,000 for each of the 2013 and 2012 year ends as no new shares were issued in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2013

As at fiscal year ended December 31, 2013, our current assets were $1,516,749 and our current liabilities were $848,690, which resulted in a working capital surplus of $668,059. As of the fiscal year ended December 31, 2013, current assets were comprised of: (i) $885,407 in cash; (ii) $289,504 in accounts receivable; (iii) $300,866 in inventory; (iv) $26,633 in taxes recoverable; (v) $14,183 in security deposit; and (vi) $156 in prepaid expense. As at fiscal year ended December 31, 2013, current liabilities were comprised of: (i) $323,427 in accounts payable and accrued expenses; (ii) $320,336 in deferred revenue; (iii) $19,327 in warranty provision; and (iv) $185,600 in convertible notes payable.

As of the fiscal year ended December 31, 2013, our total assets were $1,728,031 comprised of: (i) current assets of $1,516,749; and (ii) fixed assets, net of depreciation of $211,282. The increase in total assets during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was primarily due to an increase in inventory based on timing of future completion of work. There is work-in-progress at the end of fiscal 2013 versus 2012.

As of December 31, 2013, our total liabilities were $848,690 comprised of only current liabilities totaling that amount. The increase in liabilities during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in deferred revenue due to the timing of future completion of projects at year end 2013 compared to 2011.

Stockholders’ equity decreased from $890,493 for fiscal year ended December 31, 2012 to $879,341 for fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For fiscal year ended December 31, 2013, net cash flows provided by operating activities was $115,984 compared to $2,778 for fiscal year ended December 31, 2012. Net cash flows provided by operating activities consisted primarily of net income of $54,480 (2012: $307,305), which was partially adjusted by $45,933 (2012: $38,474) in depreciation. Net cash flows provided by operating activities was further changed by: (i) $140,706 (2012: ($63,062)) in accounts receivable; (ii) ($235,747) (2012: $733,141) in inventory; (iii) $1,666 (2012: $1,048) in pre-paid expenses; (iv) ($72,725) (2012: $141,353) in accounts payable and accrued expenses; (v) $307,512 (2012: ($1,264,181) in deferred revenue; (vi) $977 (2012: ($710)) in security deposits; (vii) ($35,365) (2012: $5,527 in warranty provision; and (viii) ($91,453) (2012: $103,883 in taxes recoverable.

Cash Flows from Investing Activities

We used cash of ($86,277) in investing activities during fiscal year ended December 31, 2013 which consisted of $86,277 in purchase of fixed assets. We used cash of ($59,183) in investing activities during fiscal year ended December 31, 2012 in purchase of fixed assets, which was offset by $2,848 in cash received as a result of Share Exchange Agreement transaction.

Cash Flows From Financing Activities

We used cash of $-0- in financing activities during fiscal year ended December 31, 2013 compared $-0- during fiscal year ended December 31, 2012, which consisted of $490,650 in advance from officers/shareholders and offset by $490,650 in repayment to officers/shareholders.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2013 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Corporation’s interests.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2014, however, we may also not achieve that level of revenue.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Although we have not met our anticipated growth rate and level of business necessary to achieve the projections set forth in its November 7, 2011 press release, we continue to be well positioned financially. Cash reserves at December 31, 2013 totaled approximately $885,407 with a working capital surplus of $668,059. While the amounts receivable decreased as compared with fiscal year ended December 31, 2012, inventory increased by $235,747 primarily due to completion of pending orders. We generally buy material as needed, based on confirmed job orders, thereby eliminating unnecessary inventory purchases. Payables have decreased by $72,725 at December 31, 2013 from December 31, 2012 because of  lower trade payables due to fewer projects ongoing at year end. The increase in notes payable is due to debt assumed by the business on the reverse merger with Ecoland International Inc.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customer, JCI, is consistently submitting new projects. While deferred revenue increased by $307,512 from fiscal year ended December 31, 2012 as pending orders have not been completed or shipped in 2013, we had $353,761 of project work in process at the end of February 2014 with a total contract value of approximately $1,079,601. We have received committed future orders of over $267,600 which are anticipated to be completed during the first half of 2014. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

Convertible Promissory Notes

A material commitment during the fiscal year 2014 is the Convertible Promissory Notes pertaining to the aggregate amount of $36,000 that were formerly due and owing to each of Messrs. Treanor and Russell. We are currently in default of the Convertible Promissory Note regarding the remaining aggregate $36,000 due and owing to each of Messrs. Treanor and Russell, which accrue interest at the rate of 8% per annum until paid in full. As of the date of this Annual Report, we have received executed assignments from the respective creditors regarding the Settlement Agreements and the Convertible Notes related to the remaining portion due and owing of $72,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year 2013 or which are expected to impact future periods that were not already adopted or disclosed in prior periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Auditor's Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Novus Robotics, Inc.

We have audited the accompanying consolidated balance sheets of Novus Robotics, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novus Robotics, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 30, 2014

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

NOVUS ROBOTICS INC.
Consolidated Balance Sheets

	As at December 31,
	2013	2012
ASSETS
Current assets
Cash	$885,407	$921,332
Accounts receivable	289,504	430,210
Inventory	300,866	65,119
Taxes recoverable	26,633	25,530
Security deposits	14,183	15,160
Prepaid expense	156	1,822
Total current assets	1,516,749	1,459,173

Fixed assets
Fixed assets, net of deprecation	211,282	170,938
Total assets	$1,728,031	$1,630,111

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$323,427	$396,152
Convertible note payable, related party	185,600	185,600
Deferred revenue	320,336	12,824
Warranty provision	19,327	54,692
Taxes payable	-	90,350
Total current liabilities	848,690	739,618
Total liabilities	848,690	739,618

STOCKHOLDERS' EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001; 0 issued and outstannding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock
500,000,000 shares issued with a par value of $0.001, 88,650,000 issued and outstanding
(December 31, 2012 - 88,650,000 common shares)	88,650	88,650
Accumulated other comprehensive income	24,280	89,912
Retained earnings	766,411	711,931
Total stockholders' equity	879,341	890,493

Total liabilities and stockholders' equity	$1,728,031	$1,630,111

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Income and Comprehensive Income (Loss)

For the Years Ended December 31,	2013	2012

Revenue	$2,540,438	$3,627,299

Cost of sales	1,517,992	1,476,415
Gross profit	1,022,446	2,150,884

Expenses
Compensation	565,672	1,273,621
Occupancy costs	162,691	144,442
Travel	74,259	88,010
Professional fees	110,876	134,899
Communication	18,014	24,388
Office and general	71,560	66,634
Foreign exchange (gain) loss	(39,901)	21,585
Total operating expenses	963,171	1,753,579

Income from operations	59,275	397,305

Interest on convertible debentures	(14,848)	-
Income before taxes	44,427	397,305

Income tax expense (benefit)	(10,053)	90,000
Net income	$54,480	$307,305

Other comprehensive income (loss)
Foreign exchange adjustment	(65,632)	8,235

Comprehensive income (loss)	$(11,152)	$315,540

Basic income per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00

Weighted average number of shares outstanding - basic	88,650,000	88,650,000
Weighted average number of shares outstanding - diluted	125,770,000	125,770,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statement of Stockholders' Equity
For the years ended December 31, 2013 and 2012

								Accumulated Other
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance, December 31, 2011	-	$-	-	$-	59,000,000	$59,000	$610,567	$81,677	$751,244
Reverse merger event	-	-	-	-	29,650,000	29,650	(205,941)	-	(176,291)
Effect of foreign exchange rates	-	-	-	-	-	-	-	8,235	8,235
Net income	-	-	-	-	-	-	307,305	-	307,305
Balance, December 31, 2012	-	-	-	-	88,650,000	88,650	711,931	89,912	890,493
Effect of foreign exchange rates	-	-	-	-	-	-	-	(65,632)	(65,632)
Net income	-	-	-	-	-	-	54,480	-	54,480
Balance, December 31, 2013	-	$-	-	$-	88,650,000	$88,650	$766,411	$24,280	$879,341

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows

For The Year Ended December 31,	2013	2012

Cash flow from operating activities
Net income	$54,480	$307,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,933	38,474
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	140,706	(63,062)
Decrease (increase) in inventory	(235,747)	733,141
Decrease (increase) in prepaid expenses	1,666	1,048
Decrease (increase) in security deposits	977	(710)
Increase (decrease) in accounts payable and accrued expenses	(72,725)	141,353
Increase (decrease) in deferred revenue	307,512	(1,264,181)
Increase (decrease) in warranty provision	(35,365)	5,527
Increase (decrease) in taxes recoverable/payable	(91,453)	103,883
Net cash provided by operating activities	115,984	2,778

Cash Flow from investing activities
Purchase of fixed assets	(86,277)	(62,031)
Cash received as result of reverse merger transaction	-	2,848
Net cash used in investing activities	(86,277)	(59,183)

Cash Flow from financing activities
Advance from officers/shareholders	-	490,650
(Repayment to) officers/ shareholders	-	(490,650)
Net cash used in financing activities	-	-

Effect of foreign exchange rate on changes in cash	(65,632)	8,235

Decrease in cash	(35,925)	(48,170)

Cash, beginning of period	921,332	969,502

Cash, end of period	$885,407	$921,332

Supllemental cash flow information
Taxes paid with cash	$81,584	$-

Non-cash investing and financing activities:
Receivable received as a result of reverse merger transaction	$-	$(12)
Inventory received as a result of reverse merger transaction	$-	$(194)
Accounts payable received as a result of reverse merger transaction	$-	$(6,255)
Notes payable received as a result of reverse merger transaction	$-	$185,600

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Based on the balance sheet of Ecoland prepared in connection with the transaction, the net assets acquired by D&R were as follows:

$
Current assets	9,309
Current liabilities	(185,600)
Working capital deficit	176,291

As a consequence of the transaction, the Company received cash of $2,848, other assets of $6,461 and assumed liabilities of $185,600.

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

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. D&R Technologies Inc’s functional currency is the Canadian dollar and D&R Tools Inc functional currency is the US dollar.

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

Warranty provision

In assessing the warranty provision, management makes estimates related to expectations of future repair cost needed to service new seat frame sales under its two year warranty terms. These determinations and their individual assumptions require that management make a decision based on the best available information at each reporting period

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Long-lived Assets

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At December 31, 2013, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 31, 2013, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of December 31, 2013 and December 31, 2012, factored accounts receivable were $225,955 and $348,305, respectively. Loss on sale of factored receivable for the year ended December 31, 2013 and 2012 was $9,754 and $9,525, respectively and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2013 and 2012, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labour and indirect manufacturing costs. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its product.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The functional currency for D&R Technology, Inc is the Canadian dollar. Transactions in foreign currency are translated into Canadian dollars then translated into U.S. dollars for reporting in accordance with the ASC 830-30 as follows:

• a. For assets and liabilities, the exchange rate at the balance sheet date shall be used.
• b. For revenues, expenses, gains, and losses, the average exchange rate in the period on which those elements are recognized shall be used.

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders deficit.

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

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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
3.
Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of December 31, 2013 and 2012 customer deposits were $320,336 and $12,824, respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period As of December 31, 2013 and December 31, 2012, warranty liability was $19,327 and $54,692, respectively.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the year ended December 31, 2013, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

4.	FIXED ASSETS

Fixed assets consist of the following at December 31:

	2013	2012
Office equipment	$9,623	$10,286
Computer equipment	318,735	325,334
Delivery trucks	14,779	3,015
Shop and machinery equipment	476,206	435,023
Accumulated depreciation	(608,061)	(602,720)
Total fixed assets	$211,282	$170,938

Depreciation expense for the years ended December 31, 2013 and 2012 was $45,933 and $38,474, respectively and have been included in costs of goods sold.

5.	DUE TO OFFICERS/SHAREHOLDERS

During the first quarter of 2012, a shareholder of D&R loaned the Company $500,000 to assist with working capital requirements. The loan is unsecured, non-interest bearing with no fixed terms of repayment and fully repaid by December 31, 2012.

6.	CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Due to the reverse merger referenced in note 2, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total relates to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned and are now payable to Bernardino Paolucci, CEO on January 2, 2013. The Company recognized $14,848 and $0 in interest expense during the year ended December 31, 2013 and 2012, respectively.

7.	COMMON STOCK TRANSACTION

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

The Company’s primary area of operations is Canada where the statutory Federal corporate income tax rate is 26% (2012 - 26%). The following table is a reconciliation between the effective tax rate from continuing operations and the Canadian statutory tax rate.

	2013	2012

Income tax expense at federal statutory rate	$11,551	$99,286
Change in valuation allowance	(63,095)	(5,921)
R&D credit to be applied	41,491	(3,365)
Income tax expense (recovery)	$(10,053)	$90,000

NOVUS ROBOTICS INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

8.	INCOME TAXES- continued

The nature and tax effect of the temporary differences giving rise to deferred income tax assets are summarized as follows:

	2013	2012
Deferred tax liability - fixed assets	$(33,158)	$3,400
Deferred tax asset – R&D credit	99,653	-
Total deferred tax asset (liability)	66,495	3,400
Valuation allowance on deferred tax asset	(66,495)	(3,400)
Net of deferred tax asset	$-	$-

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company anticipates an R&D tax credit of $125,000, for its R&D expenditures during 2013. The Company anticipates receiving the tax credit sometime in June 2014 as such we fully anticipate offsetting the current year tax and deferred tax burden against such credit. As of the balance sheet date the credit has not been received as such a full valuation allowance was recognized for the unapplied portion. Deferred tax assets are recorded for the future tax benefit of net operating losses and tax credit carry forwards.

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

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the years’ ended December 31, 2013 and December 31, 2012 more than 58% and 70% of all sales and receivables was to this entity.

10.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at December 31, 2013, the aggregate minimum annual lease payments under operating leases were as follows:

2014	$100,800
2015	$100,800
2016	$58,800
$260,400

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

MSCM LLP

We engaged MSCM LLP (“MSCM”) as our principal independent registered public accounting firm effective January 1, 2013. Concurrent with this appointment, we dismissed De Joya Griffith (“De Joya”), effective January 1, 2013. The decision to change our principal independent registered public accounting firm was approved by our board of directors.

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

We provided De Joya with a copy of a Current Report on Form 8-K and requested that De Joya furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not De Joya agrees with the statements made in this Current Report on Form 8-K with respect to De Joya and, if not, stating the aspects with which they do not agree. We received the requested letter from De Joya wherein they confirmed their agreement to our disclosure in the Current Report with respect to De Joya. A copy of De Joya’s letter was filed as an exhibit to an amendment to the Current Report.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2014 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors during fiscal year ended December 31, 2013 and to current date. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age
Benardino Paolucci	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	64
H. Beth Carey	Director	64
Drasko Karanovic	Director	47
Veljiko Pjevac (1)	Director	63

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended December 31, 2013 and 2012, the officers and directors of the Corporation earn certain salaries. Messrs. Paolucci and Karanovic each earn an annual salary of $208,000 and Mr. Pjevac earned an annual salary of $85,000 of which $21,250 was paid prior to his resignation April 1, 2013.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Bernardino Paolucci	2012	$208,000	$100,000					-	$308,000
(Chief Executive Officer, President,Treasurer/Chief Financial Officer and Director)	2013	$208,000	$50,000						$258,000

DIRECTOR COMPENSATION

We do not currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Name	Salary	Position

Bernardino Paolucci (1)	$0	Chairman of the Board, Director
	$258,000	Chief Executive Officer and Treasurer

Drasko Karanovic (2)	$258,000	Director

Veljiko Pjevac (3)	$85,000	Director

Beth Carey (4)	$47,500	Director

(1) Mr. Paolucci earns an executive salary of $208,000, which is more fully discussed above in the Summary Compensation Table. Includes $50,000 bonus granted in 2013.

(2) Mr. Karanovic earned a salary related to employment services of $208,000 during fiscal year ended December 31, 2013. Includes $50,000 bonus granted in 2013.

(3) Mr. Pjevac resigned effective April 1, 2013. During fiscal year ended December 31, 2013, Mr. Pjevac earned $21,250 of the annual salary for employment related services.

(4) Ms. Carey earned a salary related to employment services of $47,500 during fiscal year ended December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 10, 2013 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 88,650,000 shares of common stock outstanding as of April 2, 2014.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:
Bernardino Paolucci 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	81,960,000	(2)	65.2%

Drasko Karanovic 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	30,680,000	(3)	34.7%
	`
Beth Carey 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	-0-		0%

All executive officers and directors as a group (3 person)	112,640,000	(4)	89.6%

Beneficial Shareholders Greater than 10%

D Mecatronics Inc. 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	16,520,000	(5)	18.6%
__________________
*	Less than one percent.

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

EXECUTIVE COMPENSATION

During fiscal year ended December 31, 2013, our officers and directors earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $208,000 and Mr. Pjevac earned an annual salary of $85,000 of which $21,250 was paid prior to his resignation. Ms. Carey earned an annual salary of $42,000. The officers and directors are salaried employees with salaries paid weekly.

During fiscal year ended December 31, 2012, the officers and directors of D Mecatronics and D&R Technology, as the wholly-owned subsidiary of D Mecatronics, earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $258,000, which was paid by both D Mecatronics and D&R Technology.

SHAREHOLDER LOAN

After consummation of the Share Exchange Agreement, Mr. Paolucci loaned the Corporation an aggregate $490,650 for working capital purposes. The loan is payable upon demand with no interest The loan was paid in full during fiscal year ended December 31, 2012.

RESCINDED EMPLOYMENT AGREEMENT

The employment agreement with the prior officer/director, D.A. Wallace has been rescinded.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2013	2012
Audit fees	$48,200.	$75,330.
Audit related fees
Tax fees	0	0
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2014.

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

Name	Title	Date

/s/ Bernardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	April 3, 2014
Bernardino Paolucci

/s/ Drakso Karanovic	Director	April 3, 2014
Drasko Karanovic

/s/ H. Beth Carey	Director	April 3, 2014
H. Beth Carey