Form 10-Q
period 2014-03-31
Novus Robotics Inc.
filed 2014-05-20
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 19, 2014
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$742,565	$885,407
Amounts receivable	251,016	289,504
Inventory	263,003	300,866
Taxes recoverable	27,651	26,633
Security deposits	13,635	14,183
Prepaid expense	3,075	156
Total current assets	1,300,945	1,516,749

Fixed assets
Fixed assets, net of deprecation	194,177	211,282
Total assets	$1,495,122	$1,728,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$240,887	$323,427
Convertible note payable	185,600	185,600
Deferred revenue	273,481	320,336
Warranty provision	18,581	19,327
Total current liability	718,549	848,690
Total liability	718,549	848,690

STOCKHOLDERS' EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001; 0 issued and outstannding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock
500,000,000 shares authorized with a par value of $0.001, 88,650,000 issued and outstanding
(December 31, 2013 - 88,650,000 common shares)	88,650	88,650
Accumulated other comprehensive income	(16,952)	24,280
Retained earnings	704,875	766,411
Total stockholders' equity	776,573	879,341

Total liabilities and stockholders' equity	$1,495,122	$1,728,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
For the Three Months Ended March 31,

	2014	2013

Revenue	$440,701	$377,694
Cost of sales	289,803	48,016
Gross Profit	150,898	329,678

Expenses
Compensation	154,034	195,442
Occupancy costs	20,424	22,261
Travel	11,758	29,128
Professional fees	25,947	76,087
Communication	4,475	4,083
Office and general	10,589	9,793
Foreign exchange gain	(18,505)	(2,522)
Total operating expenses	208,722	334,272

Loss from operations	(57,824)	(4,594)

Other expenses:
Interest on convertible debentures	(3,712)	(3,713)

Loss before taxes	(61,536)	(8,307)

Income tax expense (benefit)	-	-
Net loss	(61,536)	(8,307)

Other comprehensive loss
Foreign exchange adjustment	(41,233)	(3,599)

Comprehensive loss	$(102,769)	$(11,906)

Basic loss per shares	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	88,650,000	88,650,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31,

	2014	2013

Cash flow from operating activities
Net loss	$(61,536)	$(8,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,982	7,988
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	38,488	86,688
Decrease (increase) in inventory	37,863	(606,194)
Decrease (increase) in prepaid expenses	(2,919)	311
Decrease (increase) in security deposits	548	1,740
Increase (decrease) in accounts payable and accrued expense	(82,540)	280,596
Increase (decrease) in deferred revenue	(46,855)	(12,824)
Increase (decrease) in warranty payable	(746)	(1,121)
Increase (decrease) in taxes recoverable/payable	(1,018)	(49,339)
Net cash used in operating activities	(109,733)	(300,462)

Cash Flow from investing activity
Purchase of fixed assets	-	(13,458)
Net cash used in financing activities	-	(13,458)

Effect of foreign exchange rate on changes in cash	(33,109)	113

Decrease in cash	(142,842)	(313,807)

Cash, beginning of period	885,407	921,332

Cash, end of period	$742,565	$607,525

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2014

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

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2014

2. SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2014

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2014, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2014, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of March 31, 2014 and December 31, 2013, factored accounts receivable were $36,172 and $225,955, respectively. Loss on sale of factored receivable for the year ended March 31, 2014 and 2013 was $1,445 and $530, respectively and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2014 and December 31, 2013, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2014

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company’s functional currency is the Canadian dollar. Transactions in foreign currency are translated into Canadian dollars then translated into U.S. dollars for reporting in accordance with the ASC 830-30 as follows:

•	For assets and liabilities, the exchange rate at the balance sheet date shall be used.
•	For revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized shall be used.

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized on a percentage of completions basis and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.
Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of March 31, 2014 and December 31, 2013 customer deposits were $273,481 and $320,336, respectively.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2014

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition – continued

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of March 31, 2014 and December 31, 2013, warranty liability was $18,581 and $19,327, respectively.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended March 31, 2014, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year 2014, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
March 31, 2014

3. CONVERTIBLE NOTES PAYABLE

Due to the share exchange agreement referenced in note 1, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total relates to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The assigned notes are currently in default. The convertible notes were assigned and are now payable to Bernardino Paolucci, CEO on January 2, 2013. The Company recognized $3,712 and $3,713 in interest expense during the quarter ended March 31, 2013 and 2012.

4. CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2013 more than 58% sales and receivables was to this entity. In the first quarter of 2014, the Company was dependent on JCI and Tennessee Rand for its business of which completed sales and receivables are anticipated to be 54% and 46% respectively.

5. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at March 31, 2014, the aggregate minimum annual lease payments under operating leases were as follows:

2014	$75,600
2015	$100,800
2016	$58,800
$235,200

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

Overview

We, through our wholly owned subsidiary D&R Technology Inc., are involved in the engineering, design and manufacture of robotics and automation technology solutions, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering.. Serving as a comprehensive engineering partner, we work with other leading robotic manufacturers to provide the best automation technologies providing automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. The automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology Inc. has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. As of the date of this Quarterly Report, we have not realized any revenue from the medical robotics, personal robotic devices or water treatment industry.

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

For the Three Months Ended March 31,	2014	2013

Revenue	$440,701	$377,694
Cost of sales	289,803	48,016
Gross Profit	150,898	329,678

Expenses
Compensation	154,034	195,442
Occupancy costs	20,424	22,261
Travel	11,758	29,128
Professional fees	25,947	76,087
Communication	4,475	4,083
Office and general	10,589	9,793
Foreign exchange gain	(18,505)	(2,522)
Total operating expenses	208,722	334,272

Loss from operations	(57,824)	(4,594)
Other expenses:
Interest on convertible debentures	(3,712)	(3,713)

Loss before taxes	(61,536)	(8,307)
Income tax expense (benefit)	-	-
Net loss	(61,536)	(8,307)

Other comprehensive loss
Foreign exchange adjustment	(41,233)	(3,599)

Comprehensive loss	$(102,769)	$(11,906)

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

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

Revenue: We generated revenue during the three month period ended March 31, 2014 in the amount of $440,701 compared to $377,694 generated during the three month period ended March 31, 2013 (an increase of $63,007). Revenue increased 17% from March 31, 2013 to March 31, 2014 due primarily to the completion and sale of a machine to JCI in February 2014. The trend experienced in 2013 continued in 2014 as efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue during the first quarter of 2014.

Major components of the revenue mix for change from 2013 to 2014 are as follows:

a.	Prototypes Parts – increased $24,000 as we replenished the inventory for JCI Mexico

b.
Spare Parts – decreased $30,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts. The trend of fewer spare parts being requested from existing customers continued in the first quarter of 2014 as the existing machines continued to operate efficiently.

c.
Retrofit Systems – decrease of $274,000. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Fewer machines were retrofitted in through March 31, 2014 when compared to the same time period in 2013.

d.	Seat Frame System – increase of $352,000. One machine was completed in the first quarter of 2014 versus none in 2013.

e.
Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the three month period ended March 31, 2014, cost of sales was $289,803 compared to $48,016 during the three month period ended March 31, 2013 (an increase of $164,263). The change in products sold during the three month period ended March 31, 2014 contributed to a decrease in our gross margin by approximately 35% over the same period in 2013. During the three month period ended March 31, 2013, we experienced significant revenue from retrofit systems for which the customers bear the majority of the cost. There was no such recurrence of sales of this nature during the three month period ended March 31, 2014. The primary revenue source as noted above was the completion a seat frame system with respective parts and labor costs associated therein.

Gross Profit: Thus, gross profit for the three month period ended March 31, 2014 was $150,898 compared to gross profit of $329,678 during the three month period ended March 31, 2013 (a decrease of $178,780).

Operating expenses: During the three month period ended March 31, 2014, we incurred operating expenses in the amount of $208,722 compared to operating expenses incurred during the three month period ended March 31, 2013 of $334,272 (a decrease of $125,550). Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended March 31, 2013 compared to the three month period ended March 31, 2014 due to the timing and completion of specific projects. Travel decreased by $17,370 as the efforts to source new customers and opportunities explored during the three month period ended March 31, 2013 were not undertaken during the three month period ended March 31, 2014. Professional fees also decreased by $50,140 from the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 due to costs increased efficiencies associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel.

Foreign exchange: The continued weakening Canadian dollar in 2014 against the United States dollar resulted in a foreign exchange gain of $18,000 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Loss from Operations. Thus, this resulted in a loss from operations of $57,824 during the three month period ended March 31, 2014 compared to a loss from operations of $4,594 during the three month period ended March 31, 2013.

Other Expenses. During the three month period ended March 31, 2014, we incurred $3,712 in interest on convertible debenture compared to $3,713 incurred during the three month period ended March 31, 2013. We also realized a foreign exchange adjustment of $41,233 during the three month period ended March 31, 2014 compared to $3,599 during the three month period ended March 31, 2013.

Comprehensive loss: Therefore, during the three month period ended March 31, 2014, our comprehensive loss was $102,769 compared to a comprehensive loss of $11,906 for the three month period ended March 31, 2013. The weighted average number of shares outstanding was 88,650,000 for each of the three month periods ended March 31, 2014 and 2013 as no new shares were issued in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014

As of March 31, 2014, our current assets were $1,300,945 and our current liabilities were $718,549, which resulted in a working capital surplus of $582,396. As of March 31,2014, current assets were comprised of: (i) $742,565 in cash; (ii) $251,106 in accounts receivable; (iii) $263,003 in inventory; (iv) $27,651 in taxes recoverable; (v) $13,635 in security deposits; and (vi) $3,075 in prepaid expenses. As of March 31, 2014, current liabilities were comprised of: (i) $240,887 in accounts payable and accrued expenses; (ii) $185,600 in convertible notes payable; (iii) $273,481 in deferred revenue; and (iv) $18,581 in warranty provision.

As of March 31, 2014, our total assets were $1,495,122 comprised of: (i) $1,300,945 in current assets; and (ii) $194,177 in fixed assets, net of depreciation. The slight decrease of total assets during the three month period ended March 31, 2014 from December 31, 2013 was primarily due a decrease in cash, accounts receivable and inventory.

As of March 31, 2014, our total liabilities were $718,549 comprised entirely of current liabilities. The decrease in liabilities during the three month period ended March 31, 2014 was primarily due to a decrease in accounts payable and accrued expenses and convertible notes payable.

Total stockholders’ equity decreased from $879,341 as of December 31, 2013 to $776,572 as of March 31, 2014.

Cash Flows from Operating Activities

For the three month period ended March 31, 2014, net cash flows used in operating activities was $109,733 consisting of net loss of $61,536. Net cash flows used in operating activities was adjusted by $8,982 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $38,488 in accounts receivable; (ii) a decrease of $37,863 in inventory; (iii) an increase of $2,919 in prepaid expenses; (iv) a decrease of $548 in security deposits; (v) a decrease of $82,540 in accounts payable and accrued expenses; (vi) a decrease of $46,855 in deferred revenue; (vii) a decrease of $746 in warranty provision; and (viii) a decrease of $1,018 in taxes recoverable/payable.

For the three month period ended March 31, 2013, net cash flows used by operating activities was $300,462 consisting primarily of a net loss of $8,307. Net cash flows used in operating activities was adjusted by $7,988 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $86,688 in accounts receivable; (ii) an increase of $606,194 in inventory; (iii) a decrease of $311 in prepaid expenses; (iv) a decrease of $1,740 in security deposit; (v) an increase of $280,596 in accounts payable and accrued expense; (vi) a decrease of $12,824 in deferred revenue; (vii) a decrease of $1,121 in warranty provision; and (viii\) a decrease of $49,339 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month period ended March 31, 2014, net cash flows from investing activities was $-0-. Net cash flows used in investing activities for the three month period ended March 31, 2013 was $13,458 resulting from purchase of fixed assets.

Cash Flows from Financing Activities

For the three month periods ended March 31, 2014 and March 31, 2013, net cash flows provided by financing activities was $-0-.

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

Although we have not met our anticipated growth rate and level of business necessary to achieve the projections set forth in our November 7, 2011 press release, we continue to be well positioned financially. Cash reserves at March 31, 2014 totaled approximately $742,565 and with a working capital surplus of $582,396. Accounts payables have decreased by $82,540 at March 31, 2014 from December 31, 2013 because of lower trade payables due to fewer projects ongoing at year end. The notes payable is due to debt assumed by the business on the reverse merger with Ecoland International Inc.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customer, JCI, is consistently submitting new projects. While deferred revenue decreased by $46,855 from fiscal year ended December 31, 2013 as pending orders have been completed or shipped in 2014, we had $353,761 of project work in process at the end of February 2014 with a total contract value of approximately $1,079,601. We have received committed future orders of over $267,600 which are anticipated to be completed during the first half of 2014. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2013, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2014, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are fully insured by FDIC for US bank deposits. The entirety of our US bank deposits are insured at March 31, 2014.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of march 31, 2014 and December 31, 2013, warranty liability was $18,581 and $19,327, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of March 31, 2014; and (ii) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2014. In an effort to improve our internal control environment, management has engaged a Chartered Accountant to review the work prepared by the controller. He is independent of the daily accounting function. He prepares the quarterly financial statement after reviewing and recommending adjustments to the records based on his analysis of the financial information presented. This review includes vouching and reconciling key accounts to source documents.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2014.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No report required.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

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

10.3
Lease between Stenvi Steel Co. Ltd and D&R Technology Inc. dated March 10, 2010 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

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

10.10
Purchase Order 39066968 dated September 14, 2011 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.11	Purchase Order 39073789 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.12	Purchase Order 39074711 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.13	Purchase Order 39079925 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.14	Purchase Order 39082436 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.15	Purchase Order 39083371 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.16	Purchase Order 39083718 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.17
Purchase Order 4006857 from Manufacturers Industrial Group incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.18
Settlement Agreement between Ecoland International Inc. and Stephen Treanor dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.19
Settlement Agreement between Ecoland International Inc. and Raymond Russell dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

10.20
Settlement Agreement between Ecoland International Inc. and Donna Boyle dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012..

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

99.3	Press Release of Novus Robotics Inc. dated January 5, 2013 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013..

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

NOVUS ROBOTICS INC.

Dated: May 19, 2014	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

Dated: May 19, 2014	By:	/s/ Berardino Paolucci
Berardino Paolucci,
Chief Financial Officer