Form 10-Q
period 2014-06-30
Novus Robotics Inc.
filed 2014-08-15
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2014
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014
(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$768,705	$885,407
Accounts receivable	51,486	289,504
Inventory	679,249	300,866
Taxes recoverable	37,878	26,633
Security deposits	14,130	14,183
Prepaid expenses	3,109	156
Total current assets	1,554,557	1,516,749

Fixed assets
Fixed assets, net of deprecation	200,040	211,282
Total assets	$1,754,597	$1,728,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$250,785	$323,427
Convertible note payable	185,600	185,600
Deferred revenue	700,440	320,336
Warranty provision	16,615	19,327
Total current liability	1,153,440	848,690
Total liability	1,153,440	848,690

STOCKHOLDERS' EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock
500,000,000 shares issued with a par value of $0.001, 88,650,000 issued and outstanding
(December 31, 2013 - 88,650,000 common shares)	88,650	88,650
Accumulated other comprehensive income	(26,709)	24,280
Retained earnings	539,216	766,411
Total stockholders' equity	601,157	879,341
	$1,754,597	$1,728,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$53,696	$1,128,258	$494,397	$1,505,952
Cost of sales	17,988	813,058	307,791	861,074
Gross Profit	35,708	315,200	186,606	644,878

Expenses
Compensation	157,569	(87,133)	311,603	108,310
Occupancy costs	19,781	19,949	40,205	42,209
Travel	11,975	18,312	23,733	47,440
Professional fees	14,845	9,482	40,792	85,569
Communication	4,137	4,837	8,612	8,920
Office and general	14,502	15,512	25,091	25,305
Foreign exchange gain	(25,154)	(26,553)	(43,659)	(29,075)
Total operating expenses	197,655	(45,594)	406,377	288,678

Loss from operations	(161,947)	360,794	(219,771)	356,200
Interest on convertible debentures	3,712	3,712	7,424	7,424
Income before taxes	(165,659)	357,082	(227,195)	348,776

Income tax expense (benefit)	-	113,172	-	113,172
Net income (loss)	(165,659)	243,910	(227,195)	235,604

Other comprehensive loss
Foreign exchange adjustment	(9,756)	(1,446)	(50,989)	(5,045)

Comprehensive income (loss)	$(175,415)	$242,464	$(278,184)	$230,559

Basic and diluted income (loss) per shares	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	88,650,000	88,650,000	88,650,000	88,650,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2014	2013
Cash flow from operating activities
Net income (loss)	$(227,195)	$235,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,965	24,222
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	238,018	(21,812)
Decrease (increase) in inventory	(378,383)	(147,023)
Decrease (increase) in prepaid expenses	(2,953)	1,822
Decrease (increase) in security deposits	53	810
Increase (decrease) in accounts payable and accrued expense	(72,642)	(146,720)
Increase (decrease) in deferred revenue	380,104	327,410
Increase (decrease) in warranty payable	(2,712)	(34,115)
Increase (decrease) in taxes recoverable/payable	(11,245)	93,186
Net cash provided by operating activities	(55,990)	333,384

Cash Flow from investing activity
Purchase of fixed assets	(11,077)	(78,819)
Net cash used in financing activity	(11,077)	(78,819)

Effect of foreign exchange rate on changes in cash	(49,635)	(5,045)

Increase (decrease) in cash	(116,702)	249,520

Cash, beginning of period	885,407	921,332

Cash, end of period	$768,705	$1,170,852

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2014

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

Basis of presentation

The interim consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

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

Principles of Consolidation

The interim consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technologies Inc and D&R Tools Inc. All inter-company accounts and transactions have been eliminated on consolidation.

Uses of Estimates

The preparation of interim consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Financial statement items subject to significant judgment include expense accruals, as well as income taxes and loss contingencies.  Actual results could differ from those estimates.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2014, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2014, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2014

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of June 30, 2014 and December 31, 2013, factored accounts receivable were $541,697 and $225,955, respectively. Loss on sale of factored receivable for the period ended June 30, 2014 and 2013 was $18,475 and $7,111  respectively and are included in office and general expense.
Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2014 and December 31, 2013, the Company has not deemed any accounts uncollectible.

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
June 30, 2014

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

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity

Financial Instruments

The carrying values of the Company’s financial instruments, which comprise cash, accounts receivable, accounts payable, payroll liabilities, loan payableand taxes payable approximate their fair values due to the immediate or short-term maturity of these instruments.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2014

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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
3.
Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of June 30, 2014 and December 31, 2013 customer deposits were $700,440 and $320,336, respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of June 30, 2014 and December 31, 2013, warranty liability was $16,614 and $19,327, respectively.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended June 30, 2014, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

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

NOVUS ROBOTICS INC.
Notes to Interim Consolidated Financial Statements
June 30, 2014

3.    CONVERTIBLE NOTES PAYABLE

Due to the share exchange agreement referenced in note 1, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total relates to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned and are now payable to Bernardino Paolucci, CEO on January 2, 2013. The Company recognized $7,424 and $7,424 in interest expense during the six months ended June 30, 2014 and 2013.

4.    CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``).  As a result, D&R is subject to significant financial risk in the event of financial distress of JCI.  For the year ended December 31, 2013 more than 58% sales and receivables was to this entity. During the first two quarters of 2014, the Company was dependent on JCI and Tennessee Rand for its business of which completed sales and receivables are anticipated to be 54% and 46% respectively.

5.    LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at June 30, 2014, the aggregate minimum annual lease payments under operating leases were as follows:

2014	$50,400
2015	$100,800
2016	$50,400
Total	$201,600

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

We are and have been in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics returned to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate was issued to Manhattan Transfer as trustee in the aggregate denomination of 16,520,000 shares to be held in escrow. We have placed on our website www.novusrobotics.com under "Investor Relations" contact information to be used by persons/entities that believe they were shareholders of D Mecatronics. Such individuals/entities should contact our management

Manhattan Transfer and the Company used its best efforts to create a shareholders list (the "Shareholders List") indicating each record owner of the shares. As of the date of this Quarterly Report, Manhattan Transfer believes it appropriate that the shares should be released to this individuals named on the Shareholders List. Therefore, as of the date of this Quarterly Report, Manhattan Transfer is releasing shares of our restricted common stock to each of the persons indicated on the Shareholders List in accordance with the terms and provisions of the Escrow Agreement. We have indemnified and are holding harmless Manhattan Transfer in the delivery of these shares.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$53,696	$1,128,258	$494,397	$1,505,952
Cost of sales	17,988	813,058	307,791	861,074
Gross Profit	35,708	315,200	186,606	644,878

Expenses
Compensation	157,569	(87,133)	311,603	108,310
Occupancy costs	19,781	19,949	40,205	42,209
Travel	11,975	18,312	23,733	47,440
Professional fees	14,845	9,482	40,792	85,569
Communication	4,137	4,837	8,612	8,920
Office and general	14,502	15,512	25,091	25,305

Foreign exchange gain	(25,154)	(26,553)	(41,584)	(29,075)
Total operating expenses	197,655	(45,594)	406,377	288,678

Loss from operations	(165,659)	360,082	(229,271)	356,200
Interest on convertible debentures	3,712	3,712	7,424	7,424
Income (loss) before taxes	(165,659)	357,082	(227,195)	348,776

Income tax expense (benefit)	-	113,172	-	113,172
Net income (loss)	(165,659)	243,910	(227,195)	235,604

Other comprehensive loss
Foreign exchange adjustment	(9,756)	(1,446)	(50,989)	(5,045)

Comprehensive income (loss)	$(175,415)	$242,464	$(278,184)	$230,559

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

Six Month Period Ended June 30, 2014 Compared to Six Month Period Ended June 30, 2013

Revenue: We generated revenue during the six month period ended June 30, 2014 in the amount of $494,397 compared to $1,505,952 generated during the six month period ended June 30, 2013 (a decrease of $1,011,555). Overall, revenue decreased 67% from 2013 to 2014 due primarily to the price point on machines sold in 2013 versus 2014 being approximately a $700,000 difference. The trend experienced in 2013 continued in 2014 as efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue during the first half of 2014.

Major components of the revenue mix for change from 2013 to 2014 are as follows:

a.	Prototypes Parts – increased $40,000 as the Company replenished the inventory for JCI Mexico and JCI Michigan.

b.
Spare Parts – decreased $17,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts. The trend of fewer spare parts being requested from existing customers continued in the first half of 2014 as the existing machines continued to operate efficiently.

c.
Retrofit Systems – decrease of $326,000. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Fewer machines were retrofitted through June 30, 2014 when compared to the same time period in 2013.

d.	Seat Frame System – decrease of $702,000. While one machine was completed in each of the first six months of 2013 and 2014, the selling price was considerably lower in the current year versus 2013.

e.
Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales and Gross Profit: During the six month period ended June 30, 2014, cost of sales was $307,791 compared to $861,074 during the six month period ended June 30, 2013 (a decrease of $553,283). The change in products sold during the six month period ended June 30, 2014 contributed to a decrease in our gross margin by approximately 5% over the same period in 2013. During the six month period ended June 30, 2013, we experienced significant revenue from retrofit systems for which the customers bear the majority of the cost. There was no such recurrence of sales of this nature during the six month period ended June 30, 2014. The primary revenue source as noted above was the completion a seat frame system with respective parts and labor costs associated therein.

Operating expenses: During the six month period ended June 30, 2014, we incurred operating expenses in the amount of $406,377 compared to operating expenses incurred during the six month period ended June 30, 2013 of $288,678 (an increase of $117,699). Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. In respect of compensation, fewer labor charges were capitalized to the work in process projects in 2014 versus 2013, due to the timing and completion of specific projects. A lower management bonus charged during the six month period ended June 30, 2013 than 2012, which is paid in lieu of salary, resulted in an administrative wages increasing $100,000 during the six month period ended June 30, 2014. Travel decreased by $24,000 as the efforts to source new customers and opportunities explored during the six month period ended June 30, 2013 were not undertaken during the six month period ended June 30, 2014. Professional fees also decreased by $45,000 during the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013 due to costs increased efficiencies associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel.

Foreign exchange: The continued weakening Canadian dollar in 2014 against the United States dollar resulted during the six month period ended June 30, 2014 in a foreign exchange gain of $43,659 compared to a gain of $29,075 during the six month period ended June 30, 2013 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Loss from Operations. Thus, this resulted in a loss from operations of $219,771 during the six month period ended June 30, 2014 compared to a gain from operations of $356,200 during the six month period ended June 30, 2013.

Other Expenses. During the six month periods ended June 30, 2014 and June 30, 2013, we incurred $7,424 in interest on convertible debenture. We also realized a foreign exchange adjustment of $50,989 during the six month period ended June 30, 2014 compared to $5,045 during the six month period ended June 30, 2013.

Comprehensive loss: Therefore, during the six month period ended June 30, 2014, our comprehensive loss was $278,184 compared to a comprehensive gain of $230,559 for the six month period ended June 30, 2013. The weighted average number of shares outstanding was 88,650,000 for each of the six month periods ended June 30, 2014 and 2013 as no new shares were issued in the first half of 2014.

Three Month Period Ended June 30, 2014 Compared to Three Month Period Ended June 30, 2013

Revenue: We generated revenue during the three month period ended June 30, 2014 in the amount of $53,696 compared to $1,128,258 generated during the three month period ended June 30, 2013 (a decrease of $1,074,562). Overall, revenue decreased 55% from 2013 to 2014 due primarily to the price point on machines sold in 2013 versus 2014. The trend experienced in 2013 continued in 2014 as efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue during the first half of 2014.

Cost of sales and Gross Profit: During the three month period ended June 30, 2014, cost of sales was $17,988 compared to $813,058 during the three month period ended June 30, 2013 (a decrease of $553,283). The change in products sold during the three month period ended June 30, 2014 contributed to a decrease in our gross margin by approximately 5% over the same period in 2013. During the six month period ended June 30, 2013, we experienced significant revenue from retrofit systems for which the customers bear the majority of the cost. There was no such recurrence of sales of this nature during the six month period ended June 30, 2014. The primary revenue source as noted above was the completion a seat frame system with respective parts and labor costs associated therein.

Operating expenses: During the three month period ended June 30, 2014, we incurred operating expenses in the amount of $197,655 compared to operating expenses incurred during the three month period ended June 30, 2013 of $41,539, which were offset by ($87,133) in compensation. The actual salary incurred during the three month period ended June 30, 2013 was $112,867, however, an accrued bonus of $200,000 was reversed during this period resulting in ($87,133). Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and office expenses. In respect of compensation, fewer labor charges were capitalized to the work in process projects in 2014 versus 2013, due to the timing and completion of specific projects. Travel decreased by $6,337 as new efforts to source new customers and opportunities were explored during the three month period ended June 30, 2014. Professional fees decreased by $5,363 during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013 due to decrease in costs associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel.

Foreign exchange: The continued weakening Canadian dollar in 2014 against the United States dollar resulted during the three month period ended June 30, 2014 in a foreign exchange gain of $25,154 compared to a gain of $26,553 during the three month period ended June 30, 2013 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Loss from Operations. Thus, this resulted in a loss from operations of $161,947 during the three month period ended June 30, 2014 compared to a gain from operations of $360,794 during the three month period ended June 30, 2013.

Other Expenses. During the three month periods ended June 30, 2014 and June 30, 2013, we incurred $3,712 in interest on convertible debenture. We also realized a foreign exchange adjustment of $9,756 during the three month period ended June 30, 2014 compared to $1,446 during the three month period ended June 30, 2013.

Comprehensive loss: Therefore, during the three month period ended June 30, 2014, our comprehensive loss was $175,415 compared to a comprehensive gain of $242,464 for the three month period ended June 30, 2013. The weighted average number of shares outstanding was 88,650,000 for each of the three month periods ended June 30, 2014 and 2013 as no new shares were issued in the second quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014

As of June 30, 2014, our current assets were $1,554,557 and our current liabilities were $1,153,440, which resulted in a working capital surplus of $401,117. As of June 30, 2014, current assets were comprised of: (i) $768,705 in cash; (ii) $51,486 in accounts receivable; (iii) $679,249 in inventory; (iv) $37,878 in taxes recoverable; (v) $14,130 in security deposits; and (vi) $3,109 in prepaid expenses. As of June 30, 2014, current liabilities were comprised of: (i) $250,785 in accounts payable and accrued expenses; (ii) $185,600 in convertible notes payable; (iii) $700,440 in deferred revenue; and (iv) $16,615 in warranty provision.

As of June 30, 2014, our total assets were $1,754,597 comprised of: (i) $1,554,557 in current assets; and (ii) $200,040 in fixed assets, net of depreciation. The slight increase of total assets during the six month period ended June 30, 2014 from December 31, 2013 was primarily due an increase in inventory.

As of June 30, 2014, our total liabilities were $1,153,440 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2014 was primarily due to an increase in deferred revenue.

Total stockholders’ equity decreased from $879,341 as of December 31, 2013 to $601,157 as of June 30, 2014.

Cash Flows from Operating Activities

For the six month period ended June 30, 2014, net cash flows used in operating activities was $55,990 consisting of net loss of $227,195. Net cash flows used in operating activities was adjusted by $20,965 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $238,018 in accounts receivable; (ii) a decrease of $378,383 in inventory; (iii) an increase of $2,953 in prepaid expenses; (iv) a decrease of $53 in security deposits; (v) a decrease of $72,642 in accounts payable and accrued expenses; (vi) a decrease of $380,104 in deferred revenue; (vii) a decrease of $2,712 in warranty payable; and (viii) a decrease of $11,245 in taxes recoverable/payable.

For the six month period ended June 30, 2013, net cash flows provided by operating activities was $333,384 consisting primarily of a net loss of $235,604. Net cash flows used in operating activities was adjusted by $24,222 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $21,812 in accounts receivable; (ii) an increase of $147,023 in inventory; (iii) a decrease of $1,822 in prepaid expenses; (iv) an decrease of $810 in security deposit; (v) a decrease of $146,720 in accounts payable and accrued expense; (vi) an increase of $327,410 in deferred revenue; (vii) a decrease of $34,115 in warranty provision; and (viii\) an increase of $93,186 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the six month period ended June 30, 2014, net cash flows used in investing activities was $11,077 compared to net cash flows used in investing activities for the six month period ended June 30, 2013 of $78,819 resulting from purchase of fixed assets.

Cash Flows from Financing Activities

For the six month periods ended June 30, 2014 and June 30, 2013, net cash flows provided by financing activities was $-0-.

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

We recognized $7,424 in interest expense during the six month periods ended June 30, 2014 and June 30, 2013.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The discussion and analysis of our financial condition and plan of operations is based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed elsewhere in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

Uses of Estimates

The preparation of interim consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Financial statement items subject to significant judgment include expense accruals, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2013, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2014, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at June 30, 2014.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2014 and December 31, 2013, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of June 30, 2014 and December 31, 2013, warranty liability was $16,615 and $19,327, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on such evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our internal controls over financial reporting were not effective:

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

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of March 31, 2014; and (ii) a lack of segregation of duties within accounting functions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2014.

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
_____________
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

NOVUS ROBOTICS INC.

Dated: August 14, 2014	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

Dated: August 14, 2014	By:	/s/ Berardino Paolucci
Berardino Paolucci,
Chief Financial Officer