Form 10-Q
period 2014-09-30
Novus Robotics Inc.
filed 2014-11-14
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2014
Common Stock, $0.001	88,650,000

NOVUS ROBOTICS INC.

Form 10-Q

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOVUS ROBOTICS INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets
Cash	$788,265	$885,407
Amounts receivable	224,090	289,504
Inventory	657,512	300,866
Taxes recoverable	18,107	26,633
Security deposits	13,459	14,183
Prepaid expense	3,182	156
Total current assets	1,704,615	1,516,749

Fixed assets
Fixed assets, net of deprecation	180,759	211,282
Total assets	$1,885,374	$1,728,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$200,577	$323,427
Convertible note payable	185,600	185,600
Deferred revenue	684,779	320,336
Warranty provision	12,665	19,327
Total current liability	1,083,621	848,690
Total liability	1,083,621	848,690

STOCKHOLDERS' EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001; 0 issued and outstannding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock
500,000,000 shares authorized with a par value of $0.001, 88,650,000 issued and outstanding (December 31, 2013 - 88,650,000 common shares)	88,650	88,650
Accumulated other comprehensive income (loss)	(116,360)	24,280
Retained earnings	829,463	766,411
Total stockholders' equity	801,753	879,341

Total liabilities and stockholders' equity	$1,885,374	$1,728,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$752,121	$57,019	$1,246,518	$1,562,971
Cost of sales	112,143	44,762	419,934	905,836
Gross Profit	639,978	12,257	826,584	657,135

Expenses
Compensation	313,689	67,508	625,292	175,818
Occupancy costs	18,120	54,431	58,325	96,640
Travel	11,743	4,921	35,476	52,361
Professional fees	11,738	12,456	52,530	98,025
Communication	4,336	4,883	12,948	13,803
Office and general	17,423	7,704	42,514	33,009
Foreign exchange gain	(31,032)	(26,943)	(74,691)	(56,018)
Total operating expenses	346,018	124,960	752,395	413,638

Income (loss) from operations	293,959	(112,703)	74,188	243,497
Interest on convertible debentures	3,712	3,711	11,136	11,135
Income before taxes	290,247	(116,414)	63,052	232,362
Income tax expense (benefit)	-	(72,420)	-	40,752
Net income (loss)	290,247	(43,994)	63,052	191,610

Other comprehensive loss
Foreign exchange adjustment	(89,651)	(17,737)	(140,640)	(22,782)

Comprehensive income (loss)	$200,596	$(61,731)	$(77,588)	$168,828

Basic and diluted income (loss) per shares	$0.00	-$ 0.00	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	88,650,000	88,650,000	88,650,000	88,650,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities
Net income	$63,052	$191,610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,999	33,133
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	65,414	178,587
Decrease (increase) in inventory	(356,646)	(584,535)
Decrease (increase) in prepaid expenses	(3,026)	1,581
Decrease (increase) in security deposits	724	493
Increase (decrease) in accounts payable and accrued expense	(122,850)	(137,753)
Increase (decrease) in deferred revenue	364,443	662,111
Increase (decrease) in warranty payable	(6,662)	(37,704)
Increase (decrease) in taxes recoverable/payable	8,526	(50,694)
Net cash provided by operating activities	43,974	256,829

Cash Flow from investing activity
Purchase of fixed assets	(10,509)	(91,618)
Net cash used in investing activity	(10,509)	(91,618)

Effect of foreign exchange rate on changes in cash	(130,607)	(22,782)

Increase (decrease) in cash	(97,142)	142,429

Cash, beginning of period	885,407	921,332

Cash, end of period	$788,265	$1,063,761

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2014, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2014, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2014

2.  SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of September 30, 2014 and December 31, 2013, factored accounts receivable were $582,184 and $225,955, respectively. Loss on sale of factored receivable for the period ended September 30, 2014 and 2013 was $11,627 and $3,281 respectively and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2014 and December 31, 2013, the Company has not deemed any accounts uncollectible.

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

September 30, 2014

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

September 30, 2014

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
3.

Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of September 30, 2014 and December 31, 2013 customer deposits were $684,779 and $320,336, respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of September 30, 2014 and December 31, 2013, warranty liability was $12,665 and $19,327, respectively.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the period ended September 30, 2014, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

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

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2014

3. CONVERTIBLE NOTES PAYABLE

Due to the share exchange agreement referenced in note 1, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total relates to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned and are now payable to Bernardino Paolucci, CEO on January 2, 2013. The Company recognized $11,136 and $11,135 in interest expense during the nine months ended September 30, 2014 and 2013.

4.  CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2013 more than 58% sales and receivables was to this entity. During the first three quarters of 2014, the Company was dependent on JCI for its business of which completed sales and receivables are anticipated to be 75% and 90% respectively.

5.  LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at September 30, 2014, the aggregate minimum annual lease payments under operating leases were as follows:

2014	$25,200
2015	$100,800
2016	$58,800
$183,800

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$752,121	$57,019	$1,246,518	$1,562,971
Cost of sales	112,143	44,762	419,934	905,836
Gross Profit	639,978	12,257	826,584	657,135

Expenses
Compensation	321,070	67,508	632,673	175,818
Occupancy costs	18,120	54,431	58,325	96,640
Travel	11,743	4,921	35,476	52,361
Professional fees	11,738	12,456	52,530	98,025
Communication	4,336	4,883	12,948	13,803
Office and general	17,423	7,704	42,514	33,009
Foreign exchange gain	(31,032)	(26,943)	(74,691)	(56,018)
Total operating expenses	346,018	124,960	752,395	413,638

Income (loss) from operations	293,959	(112,703)	74,188	243,497
Interest on convertible debentures	3,712	3,711	11,136	11,135
Income before taxes	290,247	(116,414)	63,052	232,362

Income tax expense (benefit)	-	(72,420)	-	40,752
Net income (loss)	290,247	(43,994)	63,052	232,362

Other comprehensive loss
Foreign exchange adjustment	(89,651)	(17,737)	(140,461)	(22,782)

Comprehensive income (loss)	$200,596	$(61,731)	$(77,588)	$168,828

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

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013

Revenue. We generated revenue during the nine month period ended September 30, 2014 in the amount of $1,246,518 compared to $1,562,971 generated during the nine month period ended September 30, 2013 (a decrease of $316,453. Overall, revenue decreased 20% from 2013 to 2014 due primarily to the price point on machines sold during the nine month period ended September 2013 as compared to the nine month period ended September 30, 2014 of approximately a $700,000 difference. However, this price point deduction was offset by completion of the retooling work that increased sales in this area by $400,000. The trend experienced during the nine month period ended September 30, 2013 continued during the nine month period ended September 30, 2014 as efficiencies in the machines and repairs completed in the prior year resulted in fewer spare parts and service revenue.

Major components of the revenue mix for change from September 30, 2013 to September 30, 2014 are as follows:

a.	Prototypes Parts – increased $40,000 as we replenished the inventory for JCI Mexico and JCI Michigan.

b.

Spare Parts – decreased $50,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts. The trend of fewer spare parts being requested from existing customers continued in the first three quarters of 2014 as the existing machines continued to operate efficiently.

c.

Retrofit Systems – increase of $400,000. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work for JCI Plymouth, Honda and Toyota was completed in the quarter, a significant increase over the prior year.

d.	Seat Frame System – decrease of $702,000. While one machine was completed in each of the first nine months of 2013 and 2014, the selling price was considerably lower in the current year versus 2013.

e.

Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the nine month period ended September 30, 2014, cost of sales was $419,934 compared to $905,836 during the nine month period ended September 30, 2013 (a decrease of $485,902. The change in products sold in the nine month period ended September 30, 2014 contributed to a increase in our gross margin by approximately 24% over the nine month period ended September 30, 2013. During the nine month period ended September 30, 2014, we experienced significant revenue from retrofit systems for which the customers bear the majority of the cost. Revenue in this area increased considerably in 2014. The primary revenue source as noted above was the completion a seat frame system with respective parts and labor costs associated therein.

Gross Profit. Thus, based on the above, our gross profit increased to $826,584 during the nine month period ended September 30, 2014 from $657,135 during the nine month period ended September 30, 2013.

Operating expenses: During the nine month period ended September 30, 2014, we incurred operating expenses in the amount of $752,395 compared to operating expenses incurred during the nine month period ended September 30, 2013 of $413,638 (an increase of $338,757). Operating expenses include: (i) compensation of $625,292 (2013: $175,818; (ii) occupancy costs of $58,325 (2013: $96,640); (iii) travel of $35,476 (2013: $52,361); (iv) professional fees of $52,530 (2013: $98,025); (v) communication of $12,948 (2013: $13,803); (vi) office and general of $42,514 (2013: $33,009); and (vii) foreign exchange gain of ($74,691) (2013: ($56,018)). In respect of compensation, fewer labour charges were capitalized to the work in process projects during the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013 due to the timing and completion of specific projects resulting in an additional $257,000 being charged in 2014. However, a lower management bonus charged during the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2014, which was paid in lieu of salary, resulted in administrative wages increasing $200,000 during the nine month period ended September 30, 2013. Occupancy costs decreased $40,000. In 2013, the plant was relatively idle during the nine month period ended September 30, 2013, which resulted in a larger amount of occupancy costs being expensed during the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2014. Travel decreased by $17,000 as the efforts to source new customers and opportunities explored during the nine month period ended September 30, 2013 were not undertaken in the same time period in 2014. Professional fees also decreased by $45,000 during the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013 due to costs increased efficiencies associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel.

Foreign exchange: The continued weakening Canadian dollar in 2014 against the United States dollar resulted during the nine month period ended September 30, 2014 in a foreign exchange gain of $74,691 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Income from Operations. Thus, this resulted in income from operations of $74,188 during the nine month period ended September 30, 2014 compared to income from operations of $243,497 during the nine month period ended September 30, 2013.

Other Expenses. During the nine month period ended September 30, 2014, we incurred $11,136 in interest on convertible debenture and also realized a foreign exchange adjustment of ($140,640) compared to $11,135 incurred in interest and a foreign exchange adjustment of ($22,782) incurred during the nine month period ended September 30, 2013.

Comprehensive income (loss). During the nine month period ended September 30, 2014, our comprehensive loss was ($77,588) compared to comprehensive income of $168,828 for the nine month period ended September 30, 2013. The weighted average number of shares outstanding was 88,650,000 for each of nine month periods ended September 30, 2014 and September 30, 2013.

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

Revenue: We generated revenue during the three month period ended September 30, 2014 in the amount of $752,121 compared to $57,019 generated during the three month period ended September 30, 2013 (an increase of $695,102). Overall, revenue increased during the three month period ended September 30, 2014 from the three month period ended September 30, 2013 due primarily to the retooling work completed for JCI Plymouth, Honda and Toyota.

Cost of sales: During the three month period ended September 30, 2014, cost of sales was $112,143 compared to $44,762 during the three month period ended September 30, 2013 (an increase of $67,381). The change in products sold during the three month period ended September 30, 2014 contributed to an increase in our gross margin as compared to the three month period ended September 30, 2013. During the three month period ended September 30, 2014, we experienced significant revenue from retrofit systems for which the customers bear the majority of the cost. The primary revenue source as noted above was the completion a seat frame system with respective parts and labor costs associated therein.

Gross Profit. Thus, based on the above, our gross profit increased to $639,978 during the three month period ended September 30, 2014 from $12,257 during the three month period ended September 30, 2013.

Operating expenses. During the three month period ended September 30, 2014, we incurred operating expenses in the amount of $346,018 compared to operating expenses incurred during the three month period ended September 30, 2013 of $124,960 (an increase of $221,058). Operating expenses include: (i) compensation of $313,689 (2013: $67,508); (ii) occupancy costs of $18,120 (2013: $54,431); (iii) travel of $11,743 (2013: $4,921); (iv) professional fees of $11,738 (2013: $12,456); (v) communication of $4,336 (2013: $4,883); (vi) office and general of $17,423 (2013: $7,704); and (vii) foreign exchange gain of ($31,032) (2013: ($26,943)). In respect of compensation, fewer labour charges were capitalized to the work in process projects during September 30, 2014 compared to September 30, 2013 due to the timing and completion of specific projects resulting in an additional $270,000 being charged in 2014. Occupancy costs decreased $36,000. In 2013, the plant was relatively idle during the three month period ended September 30, 2013, which resulted in a larger amount of occupancy costs being expensed during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2014. Travel increased by $6,000 as the efforts to source new customers and opportunities explored were undertaken during the three month period ended September 30, 2014 which were not undertaken in the same time period in 2013.

Foreign exchange: The continued weakening Canadian dollar in 2014 against the United States dollar resulted during the three month period ended September 30, 2014 in a foreign exchange gain of $31,032 compared to a gain of $26,943 during the three month period ended September 30, 2013 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Income from Operations. Thus, this resulted in income from operations of $293,959 during the three month period ended September 30, 2014 compared to a loss from operations of ($112,703) during the three month period ended September 30, 2013.

Other Expenses. During the three month period ended September 30, 2014, we incurred $3,712 in interest on convertible debenture and also realized a foreign exchange adjustment of ($89,651) compared to $3,711 incurred in interest and a foreign exchange adjustment of ($17,737) incurred during the three month period ended September 30, 2013.

Comprehensive income (loss). Therefore, during the three month period ended September 30, 2014, our comprehensive income was $200,596 compared to a comprehensive loss of ($61,731) for the three month period ended September 30, 2013. The weighted average number of shares outstanding was 88,650,000 for each of the three month periods ended September 30, 2014 and 2013 as no new shares were issued.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014

As of September 30, 2014, our current assets were $1,704,615 and our current liabilities were $1,083,621, which resulted in a working capital surplus of $620,994. As of September 30, 2014, current assets were comprised of: (i) $788,265 in cash; (ii) $224,090 in accounts receivable; (iii) $657,512 in inventory; (iv) $18,107 in taxes recoverable; (v) $13,459 in security deposits; and (vi) $3,182 in prepaid expenses. As of September 30, 2014, current liabilities were comprised of: (i) $200,577 in accounts payable and accrued expenses; (ii) $185,600 in convertible notes payable; (iii) $684,779 in deferred revenue; and (iv) $12,665 in warranty provision.

As of September 30, 2014, our total assets were $1,885,374 comprised of: (i) $1,704,615 in current assets; and (ii) $180,759 in fixed assets, net of depreciation. The slight increase of total assets during the nine month period ended September 30, 2014 from December 31, 2013 was primarily due an increase in inventory.

As of September 30, 2014, our total liabilities were $1,083,621 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2014 was primarily due to an increase in deferred revenue.

Total stockholders’ equity decreased from $879,341 as of December 31, 2013 to $801,753 as of September 30, 2014.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2014, net cash flows provided by operating activities was $43,974 consisting of net income of $63,052. Net cash flows provided by operating activities was adjusted by $30,999 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $65,414 in accounts receivable; (ii) an increase of $356,646 in inventory; (iii) an increase of $3,026 in prepaid expenses; (iv) a decrease of $724 in security deposits; (v) a decrease of $122,850 in accounts payable and accrued expenses; (vi) an increase of $364,443 in deferred revenue; (vii) a decrease of $6,662 in warranty payable; and (viii) an increase of $8,526 in taxes recoverable/payable.

For the nine month period ended September 30, 2013, net cash flows provided by operating activities was $256,829 consisting primarily of a net loss of $191,610. Net cash flows provided by operating activities was adjusted by $33,133 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $178,587 in accounts receivable; (ii) an increase of $584,535 in inventory; (iii) a decrease of $1,581 in prepaid expenses; (iv) a decrease of $493 in security deposit; (v) a decrease of $137,753 in accounts payable and accrued expense; (vi) an increase of $662,111 in deferred revenue; (vii) a decrease of $37,704 in warranty provision; and (viii\) an increase of $50,694 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2014, net cash flows used in investing activities was $10,509 compared to net cash flows used in investing activities for the nine month period ended September 30, 2013 of $91,618 resulting from purchase of fixed assets.

Cash Flows from Financing Activities

For the nine month periods ended September 30, 2014 and September 30, 2013, net cash flows provided by financing activities was $-0-.

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

Although we have not met our anticipated growth rate and level of business necessary to achieve the projections set forth in our November 7, 2011 press release, we continue to be well positioned financially. Cash reserves at September 30, 2014 totaled approximately $788,265 and with a working capital surplus of $620,994. Accounts payables have decreased by $122,850 at September 30, 2014 from December 31, 2013 because of lower trade payables due to fewer projects ongoing at year end. The notes payable is due to debt assumed by the business on the reverse merger with Ecoland International Inc.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We have $522,000 of project work in process at the end of September 30, 2014 with a total contract value of approximately $738,188 We have received committed future orders of over $500,160 which are anticipated to be completed during the last half of 2014. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

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

We recognized $11,136 and $11,135 in interest expense during the nine month periods ended September 30, 2014 and September 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2014, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2014, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at September 30, 2014.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2014 and December 31, 2013, we have not deemed any accounts uncollectible.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized when the project is complete, and when collection of the resulting receivable is reasonably assured.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of September 30, 2014 and December 31, 2013, warranty liability was $12,665 and $19,327, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of September 30, 2014; and (ii) a lack of segregation of duties within accounting functions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended September 30, 2014.

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

27

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

28

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

29

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

30

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVUS ROBOTICS INC.

Dated: November 14, 2014	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

Dated: November 14, 2014	By:	/s/ Berardino Paolucci
Berardino Paolucci,
Chief Financial Officer

 31