Form 10-K
period 2014-12-31
Novus Robotics Inc.
filed 2015-09-29
CIK 1388180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2014 was $-0-.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 111,270,000 shares of common stock are outstanding as of September 28, 2015.

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

We are also in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics returned to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate was issued to Manhattan Transfer as trustee in the aggregate denomination of 16,520,000 shares to be held in escrow. Together with Manhattan Transfer, we created a shareholders list (the "Shareholders List") indicating each record owner of the shares. Subsequent to the date of the Escrow Agreement, Manhattan Transfer has released shares to certain of the persons indicated on the Shareholders List. As of the date of this Annual Report, Manhattan Transfer has issued approximately 5,331,641 of the 16,520,000 shares held in escrow to the shareholders listed on the Shareholder List.

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

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. ("JCI"). During the past two years, D&R Technology has received purchase orders from JCI in the amount of $1,379,083 (2014) and $638,654 (2013), respectively. Currently, JCI is one of our major customers after the recession of 2009 through 2010 in which some of our previous customers went into bankruptcy or were acquired by larger companies. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2014, more than 59% of all sales and receivables were to JCI and for the year ended December 31, 2013, 58% of all sales and receivables were to JCI. We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Our business relationship with JCI is well established having commenced in 2004 with Bernardino Paolucci, our President/Chief Executive Officer, and Drasko Karanovic, a member of the Board of Directors. Both individuals established a strong relationship with JCI during their tenure at Dieco Technology based upon their respective extensive knowledge of JCI's machines and the manufacturing and servicing section of JCI.

We also produce a 420A system to produce new seat frames. The system is built for Toyota Boshoku Emire, Ontario, to produce the seat frame to be used in their plants for the Rav 4 production. During 2014 and 2013, D&R Technology received purchase orders from Toyota Boshoku in the amounts of $146,101 and $2,500, respectively. During 2011, D&R Technology received purchase orders from Toyota Boshoku in the aggregate amount of $242,159.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred approximately $721,812 during the past two fiscal years on research and development for products. None of these research or development costs are borne by the customer.

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

10

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

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. ("JCI"). During the past two years, D&R Technology has received purchase orders from JCI in the amount of $1,379,083 and $2,354,862. respectively. Currently, JCI is one of our major customers. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2014, more than 59% of all sales and receivables were to JCI and for the year ended December 31, 2013, 58% of sales and receivables were to JCI. We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Any decline or interruption in orders received from JCI may adversely affect our revenues and operating results.

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

After giving effect to the Share Exchange Agreement, there are approximately 388,730,000 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Subsequent to year end an additional 22,720,000 of these 388,730,000 were issued to our CEO to extinguish a convertible note. Although we have no other commitments as of the date of this Annual Report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

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

Our officers and directors and insiders own approximately 58.54% of the total issued and outstanding shares of our common stock, and may be able to influence control of us or decisions made by our management. As of the date of this Annual Report, our officers, directors and insiders own approximately 58.54% of the total issued and outstanding shares of our common stock and may be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions.

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

The base rent is $8,400 per month. As at December 31, 2014, the aggregate minimum annual lease payments under operating leases were as follows: (i) 2015: $100,800; and (ii) 2016: $58,500.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Annual Report, there are 111,270,000 outstanding shares of our common stock of which 85,204,636 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Approximately 20,000,000 shares of restricted common stock will be able to be sold under Rule 144 commencing April 20, 2013, which shares were issued to prior officers and directors from inception through 2009 as compensation for services rendered. The shares would be eligible for resale under Rule 144(b) one year hold period commencing April 20, 2013. We may be considered a prior shell company as defined in Rule 230.405 of the Securities Act and, therefore, the 20,000,000 shares of restricted stock available for sale under Rule 144 may be affected. On December 5, 2008, prior management designated us a shell corporation, thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the "Form 10 information" with the Securities and Exchange Commission. We filed our "Form 10 information" April 20, 2012. Therefore, as of the date of this Annual Report, we believe we have cured our "shell" status .

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

2014 Financial Year	High Bid	Low Bid
Fourth Quarter	$0.866	$0.366
Third Quarter	$0.103	$0.633
Second Quarter	$0.193	$0.766
First Quarter	$0.19	$0.60

2013 Financial Year	High Bid	Low Bid
Fourth Quarter:	$0.09	$0.03
Third Quarter	$0.05	$0.03
Second Quarter	$0.09	$0.04
First Quarter	$0.11	$0.04

As of the date of this Annual Report, an aggregate of 111,370,000 shares of common stock were issued and outstanding and were owned by approximately 58 holders of record, based on information provided by our transfer agent.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2014 and to date of this Annual Report, we have issued shares of our common stock as follows:

On January 21, 2015, our Board of Directors authorized the issuance of an aggregate 22,720,000 shares of restricted common stock to Berardino Paolucci, our President/Chief Executive Officer ("Paoulcci"). We had previously issued that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the "Treanor Convertible Note"), to Stephen Treanor ("Treanor"), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Treanor (the "Treanor Settlement Agreement"). We had also previously issued that certain convertible promissory note dated April 15, 2008 in the principal amount of $40,000.00 (the "Boyle Convertible Note"), to Donna Boyle ("Boyle"), which all the principal and accrued interest in the amount of $41,600.00 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Boyle (the "Boyle Settlement Agreement"). And, lastly, we had previously issued that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the "Russell Convertible Note"), to Raymond Russell ("Russell"), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Russell (the "Russell Settlement Agreement").

In accordance with the terms and provisions of the Share Exchange Agreement, we acquired all of the total issued and outstanding shares of D Mecatronics in exchange for the issuance of shares of its common stock to the D Mecatronic Shareholders and the assignment the Treanor Convertible Note, the Boyle Convertible Note and the Russell Convertible Note. Treanor thus subsequently entered into that certain assignment of settlement agreement dated January 2, 2013 (the "Treanor Assignment of Settlement Agreement"), with Paolucci pursuant to which Treanor assigned to Paolucci all of his right, title and interest in and to the Treanor Settlement Agreement and the issuance of shares. Russell also subsequently entered into that certain assignment of settlement agreement dated January 2, 2013 (the "Russell Assignment of Settlement Agreement"), with Paolucci pursuant to which Russell assigned to Paolucci all of his right, title and interest in and to the Russell Settlement Agreement and the issuance of shares. Lastly, Boyle also subsequently entered into that certain assignment of settlement agreement dated January 2, 2013 (the "Boyle Assignment of Settlement Agreement"), with Paolucci pursuant to which Boyle assigned to Paolucci all of her right, title and interest in and to the Boyle Settlement Agreement and the issuance of shares.

We received certain conversion notices dated January 21, 2015 from Paolucci (collectively, the “Conversion Notices”) and authorized the issuance to Paolucci of 7,200,000 shares of its restricted common stock in accordance with the Treanor Assignment of Settlement Agreement, a further 7,200,000 shares of its restricted common stock in accordance with the Russell Assignment of Settlement Agreement and a further 8,320,000 shares of its restricted common stock in accordance with the Boyle Assignment of Settlement Agreement.

We acknowledged the Treanor Convertible Note, the Russell Convertible Note and the Boyle Convertible Note (which have all been evidenced on our audited financial statements) and the payment by us to Paolucci during December 2014 of an aggregate $86,939.69 regarding the remaining debt due and owing (the "Repayment of Debt"). We further acknowledged that pursuant to the Repayment of Debt and the issuance of an aggregate 22,720,000 shares of common stock to Paolucci, the Treanor Convertible Note, the Russell Convertible Note and the Boyle Convertible Note are fully satisfied and any and all debt due and owing thereunder extinguished.

The shares were issued in a private transaction to Paolucci, a non-United States resident, in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Paolucci acknowledged that the securities to be issued have not been registered under the Securities Act and that he understood the economic risk of an investment in the securities.

TRANSFER AGENT AND REGISTRAR

Our transfer agent and registrar is Manhattan Transfer Registrar Company. 57 Eastwood Road, Miller Place, New York 11764.

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

Capital Stock Issued and Outstanding

After giving effect to the Share Exchange Agreement, our issued and outstanding securities,is as follows:

●	88,650,000 shares of common stock;
●	No shares of preferred stock;
●	No options to purchase any capital stock, one remaining convertible note that is convertible into capital stock; and
●	No warrants to purchase any capital stock or securities convertible into capital stock.

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

For the Years Ended December 31,	2014	2013

Revenue	$2,351,081	$2,540,438

Cost of sales	1,419,951	1,517,992
Gross Profit	931,130	1,022,446

Expenses
Compensation	513,266	565,672
Occupancy costs	80,662	162,691
Travel	49,995	74,259
Professional fees	68,734	110,876
Communication	18,082	18,014
Office and general	115,839	71,560
Interest on convertible debenture	-0-	14,848

Total operating expenses	846,577	1,017,920

Income from operations	84,554	4,526

Other income (expense)	(91,540)	(39,901)
Income from Continuing Operations before Income tax	176,094	44,427

Income tax expense (benefit)	-0-	(10,053)
Net Income	176,094	54,480

Other comprehensive loss
Foreign exchange adjustment	(72,527)	(65,632)

Comprehensive income (loss)	$(103,566)	$(11,152)

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue: Overall, revenue decreased approximately 8% from fiscal year 2013 to fiscal year 2014 due primarily to the price point on large machines sold in 2013 compared to 2014, being one in each year, which was offset with a smaller second machine being sold in the fourth quarter of 2014. The trend experienced in 2013 continued in to 2014 as efficiencies in the machines and repairs completed in fiscal year 2013 resulted in fewer spare parts and service revenue during fiscal year 2014.

Major components of the revenue mix for change from 2012 to 2013 are as follows:

a.	Prototypes Parts – increased $30,000 as we replenished the inventory for JCI Mexico and JCI Michigan.

b.

Spare Parts – decreased $20,000 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts. The trend of fewer spare parts being requested from existing customers continued throughout fiscal year 2014 as the existing machines continued to operate efficiently.

d.

Retrofit Systems – increase of $33,000. We assess old machines and recommend that specified work needs to be done on it. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling word for JCI Plymouth, Honda and Toyota was completed during the year resulting in no significant fluctuation from the prior year.

e.

Seat Frame System – decrease of $220,000. One large machine was completed in each of the first nine months of 2013 and 2014, the selling price in the current year being $700,000 lower than in the prior year. This difference was offset by a small machine sale in the fourth quarter of 2014 of approximately $480,000.

f.

Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment our core business.

Cost of sales: The change in products sold in fiscal year 2014 contributed to a small decrease in our gross margin by approximately 9% as compared to fiscal year 2013. Ongoing work for prototype parts and retrofit systems where the majority of the costs are borne by the customer, assisted in offsetting the lower product margins generated on the sale of seat frames. Retrofit systems and prototype parts, where the majority of labor and product costs are specifically borne by the customer greatly assisted in offsetting labor costs contributed to higher margins in the 2012 versus 2013 year over year comparison.

Gross Profit. Thus, based on the above, our gross profit decreased to $931,130 during fiscal year ended December 31, 2014 from $1,022,446 during fiscal year ended December 31, 2013.

Operating expenses: During fiscal year 2014, we incurred operating expenses in the amount of $846,577 compared to operating expenses incurred during fiscal year 2013 of $1,017,920 (a decrease of $171,343). Operating expenses include: (i) compensation of $513,266 (2013: $565,672); (ii) occupancy costs of $80,662 (2013: $162,691); (iii) travel of $49,995 (2013: $74,259); (iv) professional fees of $68,734 (2013: $110,876); (v) communication of $18,082 (2013: $18,014); (vi) office and general of $115,839 (2013: $71,560); and (vii) interest on convertible debenture of $-0- (2013: $14,848). In respect of compensation, we laid off a small number of our workforce in the last quarter of 2014 resulting in a substantial lower salaries expense during fiscal year 2014 compared to fiscal year 2013. Occupancy costs decreased $82,029 during fiscal year 2014 compared to fiscal year 2013. The plant was relatively idle during fiscal year 2013, which resulted in a larger amount of occupancy costs being expensed as a period cost during fiscal year 2013 compared to fiscal year 2014, were more could be applied as a product cost. Travel decreased by $24,264 as the efforts to source new customers and opportunities explored during fiscal year 2013 were not undertaken in 2014. Professional fees also decreased by $42,142 during fiscal year 2014 as compared to fiscal year 2013 due to costs increased efficiencies associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel. Office and general expenses increased by $44,279 primarily due to the recording of all financing charges taken on factored receivables at fiscal year ended 2014 increased by $27,298 and additional purchases of office supplies of $4,958 over fiscal year end 2013 figures.

Foreign exchange: The continued weakening Canadian dollar in 2014 against the United States dollar resulted during fiscal year 2014 in a realized foreign exchange gain of $91,540, compared to $39,901 in 2013, in denominations transacted and settled in foreign currencies, primarily being sales to the United States (USD) from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Income from Continuing Operations Before Tax. Thus, this resulted in income from operations of $176,094 during fiscal year 2014 compared to income from operations of $44,427 during fiscal year 2013.

Comprehensive income (loss). During fiscal year ended December 31, 2014, our unrealized foreign exchange gain was $48,247, compared to fiscal year ended December 31, 2013 unrealized foreign exchange loss of $24,280, a net change, loss, of $72,527 and $65,632 in Other Comprehensive Income in fiscal year 2014 and 2013, respectively. This resulted in comprehensive income was $103,566 for fiscal year 2014 compared to a comprehensive loss of ($11,152) for fiscal year ended December 31, 2013. The weighted average number of shares outstanding was 88,650,000 for each of the fiscal years ended December 31, 2014 and December 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2014

As at fiscal year ended December 31, 2014, our current assets were $1,227,039 and our current liabilities were $356,139, which resulted in a working capital surplus of $870,900. As of the fiscal year ended December 31, 2014, current assets were comprised of: (i) $777,618 in cash; (ii) $196,852 in accounts receivable; (iii) $200,806 in inventory; (iv) $35,757 in taxes recoverable; (v) $13,003 in security deposit; and (vi) $3,004 in prepaid expense. As at fiscal year ended December 31, 2014, current liabilities were comprised of: (i) $197,610 in accounts payable and accrued expenses; (ii) $9,001 in convertible note payable; (iii) $140,343 in deferred revenue; and (iv) $9,184 in warranty provision.

As of the fiscal year ended December 31, 2014, our total assets were $1,339,046 comprised of: (i) current assets of $1,227,039; and (ii) fixed assets, net of depreciation of $112,006. The decrease in total assets during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to a decrease in cash, accounts receivable and inventory based on timing of future completion of work. There is work-in-progress at the end of fiscal 2014 versus 2013.

As of December 31, 2014, our total liabilities were $356,139 comprised of only current liabilities totaling that amount. The decrease in liabilities during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the decrease in accounts payable and accrued expenses and convertible note payable and deferred revenue - due to the timing of future completion of projects at year end 2014 compared to 2013.

Stockholders’ equity increased from $879,341 for fiscal year ended December 31, 2013 to $982,908 for fiscal year ended December 31, 2014.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For fiscal year ended December 31, 2014, net cash flows provided by operating activities was $71,937 compared to $115,984 for fiscal year ended December 31, 2013. Net cash flows provided by operating activities consisted primarily of net income of $176,094 (2013: $54,480), which was partially adjusted by $29,876 (2013: $45,933) in depreciation, the reduction in depreciation expense is due to the increased plant production in 2014 resulting in a greater amount capitalized as a product cost in 2014. Net cash flows provided by operating activities was further changed by: (i) a decrease of $92,652 (2013: $140,706) in accounts receivable; (ii) a decrease of $100,060 (2013: ($235,747)) in inventory; (iii) an increase of $2,848 (2013: $1,666) in pre-paid expenses; (iv) a decrease of $1,180 (2013: $977) in accounts payable and accrued expenses; (v) a decrease of $179,993 (2013: ($307,512 in deferred revenue; (vi) a decrease of $10,143 (2013: $35,365) in warranty payable; and (vii) a decrease of $9,124 (2013: $91,453 in taxes recoverable.

Cash Flows from Investing Activities

We used cash of $11,611 in investing activities during fiscal year ended December 31, 2014 which consisted of $11,611 in purchase of fixed assets. We used cash of $86,277 in investing activities during fiscal year ended December 31, 2013 in purchase of fixed assets.

Cash Flows From Financing Activities

We used cash of $176,599 in financing activities during fiscal year ended December 31, 2014 compared $-0- during fiscal year ended December 31, 2013, which consisted of $176,599 in repayment of convertible debenture.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2014 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Corporation’s interests.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2015, however, we may also not achieve that level of revenue.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We have $522,000 of project work in process at the end of September 30, 2014 with a total contract value of approximately $738,188 We have received committed future orders of over $500,160 which are anticipated to be completed during the last half of 2014 Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year 2014 and 2013 or which are expected to impact future periods that were not already adopted or disclosed in prior periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Novus Robotics, Inc.:

We have audited the accompanying consolidated balance sheets of Novus Robotics, Inc. (“the Company”) as of December 31, 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Novus Robotics, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
September 29, 2015

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 30, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive,Henderson, NV 89052Phone:  (702) 563-1600 Fax: (702) 920-8049

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

As at December 31,

	2014	2013
ASSETS
Current assets
Cash	$777,618	$885,407
Accounts Receivable	196,852	289,504
Inventory	200,806	300,866
Taxes recoverable	35,757	26,633
Security deposits	13,003	14,183
Prepaid expense	3,004	156
Total current assets	1,227,039	1,516,749

Fixed assets
Fixed assets, net of deprecation	112,006	211,282
Total assets	$1,339,046	$1,728,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$197,610	$323,427
Convertible note payable	9,001	185,600
Deferred revenue	140,343	320,336
Warranty provision	9,184	19,327
Total current liabilities	356,139	848,690
Total liabilities	356,139	848,690

STOCKHOLDERS' EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001; 0 issued and outstannding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock
500,000,000 shares issued with a par value of $0.001, 88,650,000 issued and outstanding (December 31, 2013 - 88,650,000 common shares)	88,650	88,650
Additional paid in capital	(220,803)	-
Accumulated other comprehensive income (loss)	(48,247)	24,280
Retained earnings	1,163,308	766,411
Total stockholders' equity	982,908	879,341

Total liabilities and stockholders' equity	$1,339,046	$1,728,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year ended December 31,
	2014	2013

Revenue	$2,351,081	$2,540,438
Cost of sales	1,419,951	1,517,992
Gross Profit	931,130	1,022,446

Expenses
Compensation	513,266	565,672
Occupancy costs	80,662	162,691
Travel	49,995	74,259
Professional fees	68,734	110,876
Communication	18,082	18,014
Office and general	115,839	71,560
Interest on convertible debentures	-	14,848
Total operating expenses	846,577	1,017,920

Net Income before other (income) expenses	84,554	4,526

Other (income) expense
Foreign exchange gain	(91,540)	(39,901)

Net Income from Continuing operations before tax	176,094	44,427

Income tax expense (benefit)	-	(10,053)
Net income	176,094	54,480

Other comprehensive loss
Foreign exchange adjustment	(72,527)	(65,632)

Comprehensive income (loss)	$103,566	$(11,152)

Basic and diluted income (loss) per shares	$0.00	$(0.00)

Weighted average number of shares outstanding - Basic	88,650,000	88,650,000
Weighted average number of shares outstanding - Diluted	111,370,000	111,370,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2014 and 2013

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2012	-	-	-	-	88,650,000	$88,650	-	$711,931	$89,912	$890,493
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(65,632)	(65,632)
Net income	-	-	-	-	-	-	-	54,480	-	54,480
Balance, December 31, 2013	-	$-	-	$-	88,650,000	$88,650	$-	$766,411	$24,280	$879,341
Reallocation to additional paid in capital	-	-	-	-	-	-	(220,803)	$220,803	-	-
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(72,527)	(72,527)
Net income	-	-	-	-	-	-	-	176,094	-	176,094
Balance, December 31, 2014	-	$-	-	$-	88,650,000	$88,650	$(220,803)	$1,163,308	$(48,247)	$982,908

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.
Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2014	2013

Cash flow from operating activities
Net income	$176,094	$54,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29,876	45,933
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	92,652	140,706
Decrease (increase) in inventory	100,060	(235,747)
Decrease (increase) in prepaid expenses	(2,848)	1,666
Decrease (increase) in security deposits	1,180	977
Increase (decrease) in accounts payable and accrued expense	(125,817)	(72,725)
Increase (decrease) in deferred revenue	(179,993)	307,512
Increase (decrease) in warranty payable	(10,143)	(35,365)
Increase (decrease) in taxes recoverable/payable	(9,124)	(91,453)
Net cash provided by operating activities	71,937	115,984

Cash Flow from investing activity
Purchase of fixed assets	(11,611)	(86,277)
Net cash used in financing activity	(11,611)	(86,277)

Cash Flow from Financing activity
Repayment of convertible debenture	(176,599)	-
Net cash used in investing activity	(176,599)	-

Effect of foreign exchange rate on changes in cash	8,484	(65,632)

Decrease in cash	(107,789)	(35,925)

Cash, beginning of year	885,407	921,332

Cash, end of year	$777,618	$885,407

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At December 31, 2014, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 31, 2014, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2014

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of December 31, 2014, factored accounts receivable were $192,262 (2013 - $225,955). Loss on sale of factored receivable for the year ended December 31, 2014 was $47,907 (2013 - $9,754)and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2014 and 2013, the Company has not deemed any accounts uncollectible.

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

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

3.

Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of December 31, 2014 customer deposits were $140,343 (2013 - $320,336).

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of December 31, 2014, warranty liability was $9,184 (2013 -$19,327).

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. For the year ended December 31, 2014, the Company has outstanding convertible debt that may dilute common stock an additional 37,120,000 shares.

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2014

3. FIXED ASSETS

Fixed assets are comprised of the following at December 31:

	2014	2013
Office equipment	$8,822	$9,623
Computer equipment	293,682	318,735
Delivery trucks	23,704	14,779
Shop and machinery equipment	436,598	476,206
Accumulated depreciation	(650,800)	(608,061)
Total fixed assets	$112,006	$211,282

Depreciation expense for the year end December 31, 2014 was $29,876 (2013 - $45,933).

4. CONVERTIBLE NOTES PAYABLE

Due to the share exchange agreement referenced in note 1, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total related to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned and are now payable to Bernardino Paolucci, CEO on January 2, 2013. During the year, the Company repaid $176,599 to the assigned note holder, leaving $9,001owed on the convertible note payable.

Subsequent to year end, the remaining notes were converted into 22,720,000 common shares resulting in a loss on extinguishment of debt of $2,035,799 given the market share price of $0.09 on January 21, 2015, the date the shares were approved to extinguish the debt. These shares were issued to Bernardino Paolucci, CEO.

5. INCOME TAXES

The Company’s primary area of operations is Canada where the statutory Federal corporate income tax rate is 26% (2013 - 26%). The following table is a reconciliation between the effective tax rate from continuing operations and the Canadian statutory tax rate.

	2014	2013

Income tax expense at federal statutory rate	$46,665	$11,551
Change in valuation allowance	(96,742)	(63,095)
RD tax credit to be applied	50,077	41,491
Income tax expense (recovery)	$-	$(10,053)

The nature and tax effect of the temporary differences giving rise to deferred income tax assets are summarized as follows:
	2014	2013
Deferred tax liability - fixed assets	$(28,043)	$(33,158)
Deferred tax asset - R&D credit	84,651	99,653
Total deferred tax asset (liability)	56,608	66,495
Valuation allowance on deferred tax asset	(56,608)	(66,495)
Net of deferred tax asset	$-	$-

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2014

5. INCOME TAXES - continued

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company anticipates an R&D tax credit of $125,000 (2013 - $125,000), for its R&D expenditures during 2014. The Company anticipates receiving the tax credit sometime in June 2015 as such we fully anticipate offsetting the current year tax and deferred tax burden against such credit. As of the balance sheet date the credit has not been received as such a full valuation allowance was recognized for the unapplied portion. Deferred tax assets are recorded for the future tax benefit of net operating losses and tax credit carry forwards.

The Company applies the provisions of the ASC 740 “Income Taxes”. ASC 740-10 prescribes a recognition threshold and a measurement attributed for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company believes that its tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at December 31, 2014 and 2013.

6. CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2014 more than 58% sales and receivables was to this entity. During the year ended December 31, 2014, the Company was dependent on JCI for its business of which completed sales and receivables were 58% and 90% respectively.

7. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at December 31, 2014, the aggregate minimum annual lease payments under operating leases were as follows:

2015	$100,800
2016	$ 58,800
$158,800

8. RELATED PARTY TRANSACTIONS

Due to the share exchange agreement referenced in note 1, on January 27, 2012, the Company assumed convertible notes payable and accrued interest totaling $185,600. This total related to three separate convertible notes payable to unrelated parties. The convertible notes are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned and are now payable to Bernardino Paolucci, CEO on January 2, 2013. During the year, the Company repaid $176,599 to the assigned note holder, leaving $9,001owed on the convertible note payable.

Subsequent to year end, the remaining notes were converted into 22,720,000 common shares resulting in a loss on extinguishment of debt of $2,035,799 given the market share price of $0.09 on January 21, 2015, the date the shares were approved to extinguish the debt. These shares were issued to Bernardino Paolucci, CEO.

9. SUBSEQUENT EVENTS

Subsequent to year end, the remaining notes convertible were converted into 22,720,000 common shares resulting in a loss on extinguishment of debt of $2,035,799 given the market share price of $0.09 on January 21, 2015, the date the shares were approved to extinguish the debt. These shares were issued to Bernardino Paolucci, CEO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

De Joya Griffith Resignation

By letter dated April 15, 2015, our independent registered public accounting firm, De Joya Griffith ("De Joya") advised us that effective April 13, 2015, De Joya resigned as our independent registered public accounting firm. DeJoya resigned based on their perception of a significant increase in the risk of a material misstatement regarding our financial statements for fiscal year ended December 31, 2013.

At issue was one invoice in the amount of $98,000, which was dated in error November 29, 2012 (the "Invoice"), and revenue recognized in 2013 associated with the Invoice. De Joya is of the opinion that we had to complete an analysis and investigation of the Invoice to determine the proper accounting and, if related to previously issued financial statements, be prepared to file a non-reliance current report on Form 8-K. De Joya believed it received conflicting information from us regarding the Invoice resulting in the perceived risk of a material misstatement of our financial statements for fiscal year ended December 31, 2013. Our Board of Directors disagreed with the auditors perception regarding a "material misstatement of the financial statements" as well as advising them since the Invoice represented approximately only .04175% of total sales during fiscal year ended December 31, 2013. The Board discussed with De Joya the subject matter of their respective disagreements. The Board of Directors further authorized De Joya to respond fully to the inquiries by our newly engaged auditors concerning the subject matter of such disagreements. The Company booked an adjusting journal entry to correct the invoice and show it as revenue in the proper period and account for the funds coming in from the invoice when it was subsequently paid.

Management reviewed the accounting procedures relating to the respective purchase order and associated Invoice. It is our procedure that upon customer acceptance and sign off regarding their satisfaction of performance of services by us, we will then issue the respective invoice and subsequently recognize revenue. This completes the transaction process in that an invoice is not issued until such time as the customers deem the performance by us is complete, including their respective satisfaction with the performance. Our position is that to submit an invoice prior to receiving the sign off of completion and satisfaction from the respective customer would result in extremely dissatisfied customers.

Therefore we engaged a new independent registered public accounting firm and management proceeded with further analysis regarding our accounting procedures related to invoicing -our customers and revenue recognition. We filed a separate current report on Form 8-K reflecting non-reliance on its financial statements for fiscal year ended December 31, 2013, which has been subsequently amended to indicate a redaction of the non-reliance.

We provided De Joya with a copy of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015 and requested that De Joya furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not De Joya agreed with the statements made in the Current Report on Form 8-K with respect to De Joya and, if not, stating the aspects with which they did not agree. The letter from De Joya dated April 21, 2015 was filed as Exhibit 16.1 to the Current Report.

Engagement of BF Borgers CPA PC

Effective May 28, 2015, we engaged BF Borgers CPA PC, 5400 W. Cedar Avenue, Lakewood, Colorado 80226 ("Borgers") as our principal independent registered public accounting firm, which included audit of the financial statements for fiscal year ended December 31, 2014. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

Non-Reliance on Previously Issued Financial Statements

On approximately April 13, 2015, our Board of Directors was advised by our independent public accountants, De Joya Griffith ("De Joya") that our financial statements for fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K (the “Financial Statements”) could not be relied upon. At issue was one invoice in the amount of $98,000, which was dated in error November 29, 2012 (the "Invoice"), and revenue which possibly should have been recognized in 2013 associated with the Invoice. De Joya was of the opinion that we must complete an analysis and investigation of the Invoice to determine the proper accounting and, if related to previously issued financial statements, file a non-reliance current report on Form 8-K. De Joya believed it received conflicting information from us regarding the Invoice resulting in the perceived risk of a material misstatement of our Financial Statements for fiscal year ended December 31, 2013. The Board of Directors disagreed with the auditors perception regarding a "material misstatement of the financial statements" as well as advising them that the Invoice represented approximately only .04175% of total sales during fiscal year ended December 31, 2013. We filed a Current Report on Form 8-K regarding the potential non-reliance on our Financial Statements with the Securities and Exchange Commission April 13, 2015 and amended April 22, 2015. .

As a result, our Board of Directors concluded on April 15, 2015 that our previously filed Financial Statements for fiscal year ended December 31, 2013 could not be relied upon until the issue regarding the Invoice is resolved. The Board of Directors discussed with De Joya the subject matter of their respective disagreements and the need to file a current report on Form 8-K regarding non-reliance on our financial statements for fiscal year ended December 31, 2013.

As of the date of this Annual Report management thoroughly investigated the issues regarding the Invoice, booked the adjustment to retained earnings on the financial statements for fiscal year ended December 31, 2014 when the Invoice was actually paid and made a determination that the Invoice was immaterial to the Financial Statements for fiscal year ended December 31, 2013. Therefore, management has determined that irrespective of any issues pertaining to the Invoice, the amount of the Invoice is immaterial and the Financial Statements are still quantitatively and qualitatively correct and, further, that the Invoice does not represent a material misstatement nor does it materially change the Financial Statements, any ratios, earnings per share or any other metrics.

Therefore, the Financial Statements will not be amended. De Joya has re-issued its consent for inclusion in the Company's Annual Report on Form 10-K, which contains the audited Financial Statements for fiscal year ended December 31, 2013.

We have filed an amendment to the Current Report on Form 8-K that such restatement is not necessary. Our Chief Executive Officer/President has discussed these matters disclosed in the amended filing of our Form 8-K.. We have filed the amendment to the Current Report on Form 8-K (the "Amendment to 8-K") with the Securities and Exchange Commission on September 22, 2015 disclosing that such a restatement is not necessary.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2014 to remedy such deficiencies.

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

Name	Position	Age
Benardino Paolucci	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	65
H. Beth Carey	Director	65
Drasko Karanovic	Director	48

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended December 31, 2014 and 2013, our officers and directors earn certain salaries. Messrs. Paolucci and Karanovic each earn an annual salary of $208,000 and Ms. Carey earns an annual salary of $47,500.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Bernardino Paolucci	2014	$208,000	$-0-	-	-	-	-	-	$208,000
(Chief Executive Officer, President,Treasurer/ Chief Financial Officer and Director)	2013	$208,000	$50,000						$258,000

DIRECTOR COMPENSATION

We do not currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Name	Salary	Position

Bernardino Paolucci (1)	$0	Chairman of the Board, Director

Drasko Karanovic (2)	$250,000	Director

Beth Carey (3)	$47,500	Director

_______________

(1) Mr. Paolucci earns an executive salary of $208,000, which is more fully discussed above in the Summary Compensation Table. Includes a $50,000 bonus granted in 2013.

(2) Mr. Karanovic earned a salary related to employment services of $208,000 during fiscal year ended December 31, 2014.

(3) Ms. Carey earned a salary related to employment services of $47,500 during fiscal year ended December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of September 22, 2015 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 111,270,000 shares of common stock outstanding as of September 22, 2015.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Bernardino Paolucci 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	51,0404,000		45.83%

Drasko Karanovic 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	14,160,000		12.71%
	`
Beth Carey 7669 Kimbal Street Mississauga, Ontario Canada L5S 1A7	-0-		0%

All executive officers and directors as a group (3 person)	65,200,000		58.54%

Beneficial Shareholders Greater than 10%

Manhattan Transfer Registrar Company (2) 57 Eastwood Road Miller Place, New York 11764	11,188,359	(2)	10.05%

________________

*	Less than one percent.

55

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

(2)

Manhattan Transfer Registrar Company was holding in escrow an aggregate 16,520,000 shares of common stock on behalf of those approximate 28% minority shareholders of D&R Technology for distribution. Of the 16,520,000 shares of common stock, 11,188,359 remain in escrow. Manhattan Transfer Registrar Company will not exercise any voting or dispositive power over the shares.

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

EXECUTIVE COMPENSATION

During fiscal year ended December 31, 2014, our officers and directors earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $208,000. Ms. Carey earned an annual salary of $47,500. The officers and directors are salaried employees with salaries paid weekly.

During fiscal year ended December 31, 2012, the officers and directors of D Mecatronics and D&R Technology, as the wholly-owned subsidiary of D Mecatronics, earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $258,000, which was paid by both D Mecatronics and D&R Technology.

SHAREHOLDER LOAN

After consummation of the Share Exchange Agreement, Mr. Paolucci loaned us an aggregate $490,650 for working capital purposes. The loan is payable upon demand with no interest The loan was paid in full during fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2014	2013
Audit fees	$56,869	$48,200
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

58

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

59

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

10.29	Purchase Order 50382 dated November 15, 2011 with PWO Canada Inc. as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.30	Purchase Order 182366 dated November 23, 2011 Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.31	Purchase Order 182367 Dated November 28, 2011 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.32	Purchase Order 40863 dated February 4, 2012 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.33	Purchase Order 21052074 dated March 12, 2012 with Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

16.1	Letter from De Joya Griifith LLC dated April 21, 2015 filed as exhibit to Current Report on Form 8-K regarding Item 4.01 with the Securities and Exchange Commission on April 22, 2015.

16.1.2	Letter from De Joya Griffith LLC dated April 22, 2015 filed as an exhibit to Current Report on Form 8-K regarding Item 4.02 with the Securities and Exchange Commission on April 22, 2015.

60

21	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012.

99.1	Audited financial statements of D&R Technologies Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

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

61

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2015.

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

Name	Title	Date

/s/ Bernardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	September 29, 2015
Bernardino Paolucci

/s/ Drakso Karanovic	Director	September 29, 2015
Drasko Karanovic

/s/ H. Beth Carey	Director	September 29, 2015
H. Beth Carey

62