Form 10-Q
period 2015-03-31
Novus Robotics Inc.
filed 2015-11-05
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7669 Kimbal Street

Mississauga, Ontario

Canada L5S 1A7

(Address of principal executive offices)

(905) 672-7669

(Issuer's telephone number)

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of November 4, 2015
Common Stock, $0.001	111,370,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOVUS ROBOTICS INC.
Interim Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$804,644	$777,618
Amounts receivable	451,914	196,852
Inventory	200,521	200,806
Sales tax recoverable	4,476	35,757
Security deposits	11,894	13,003
Prepaid expense	2,476	3,004
Total current assets	1,475,926	1,227,039

Fixed assets
Fixed assets, net of deprecation	97,697	112,006
Total assets	$1,573,623	$1,339,046

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$173,457	$197,610
Convertible note payable	-	9,001
Deferred revenue	343,939	140,343
Warranty provision	5,609	9,184
Total current liability	523,005	356,139
Total liability	523,005	356,139

STOCKHOLDERS' EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock 500,000,000 shares issued with a par value of $0.001, 111,370,000 issued and outstanding (December 31, 2014 - 88,650,000 common shares)	111,370	88,650
Additional paid in capital	1,801,277	(220,803)
Accumulated other comprehensive loss	(50,794)	(48,247)
Retained earnings (deficit)	(811,235)	1,163,308
Total stockholders' equity	1,050,618	982,908
Total liabilities and stockholders' equity	$1,573,623	$1,339,046

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the three months ended March 31,
	2015	2014

Revenue	$485,182	$440,701
Cost of sales	146,868	289,803
Gross Profit	338,313	150,898

Expenses
Compensation	242,089	154,034
Occupancy costs	19,326	20,424
Travel	14,248	11,758
Professional fees	26,989	25,947
Communication	2,459	4,475
Office and general	10,968	14,301
Total operating expenses	316,079	230,939

Income (loss) before other (income) expenses	22,234	(80,041)

Other (income) and expenses
Foreign exchange gain	35,758	(18,505)
Recovery of scientific research and developmment expenditures	(74,719)	-
Loss on settlement of debt	2,035,739	-
Total other (income) and expenses	1,996,778	(18,505)

Net loss	(1,974,543)	(61,536)

Other comprehensive loss
Foreign exchange adjustment	(2,547)	(41,233)

Comprehensive loss	$(1,977,090)	$(102,769)

Basic and diluted loss per shares	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	111,370,000	88,650,000
Weighted average number of shares outstanding - basic and diluted	111,370,000	111,370,000

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
	2015	2014

Cash flow from operating activities
Net income	$(1,974,543)	$(61,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,692	8,982
Loss on settlement of debt	2,035,739	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(255,062)	38,488
Decrease (increase) in inventory	285	37,863
Decrease (increase) in prepaid expenses	527	(2,919)
Decrease (increase) in security deposits	1,109	548
Increase (decrease) in accounts payable and accrued expense	(24,153)	(82,540)
Increase (decrease) in deferred revenue	203,596	(46,855)
Increase (decrease) in warranty payable	(3,576)	(746)
Increase (decrease) in taxes recoverable/payable	31,281	(1,018)
Net cash provided by operating activities	24,895	(109,733)

Cash Flow from investing activity
Purchase of fixed assets	-	-
Net cash used in financing activity	-	-

Effect of foreign exchange rate on changes in cash	2,132	(33,109)

Increase (decrease) in cash	27,027	(142,842)

Cash, beginning of period	777,618	885,407

Cash, end of period	$804,644	$742,565

Non-monetary transaction
Conversion of debenture to common shares	$2,044,800	$-

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2015

1.	Basis of Presentation and Continuance

Novus Robotics Inc. ("Novus" or "the Company") , formerly known as Ecoland International Inc. ("Ecoland"), a Nevada corporation, was incorporated on June 24, 2005 under the name Guano Distributors, Inc. for the purpose of selling Dry-Bar Cave bat guano. On June 28, 2006, the articles of incorporation were amended to change its name to Ecoland. On March 13, 2012, the articles of incorporation were amended to change the Company's name to Novus. The Company carries on business in one segment being the engineering, design and the manufacturing of automated tube processing solutions for the automotive industry.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.  The functional currency of Novus is the Canadian Dollar.

The interim consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with General Accepted Accounting Principles in the United States ("U.S. GAAP"), have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The interim consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technologies Inc and D&R Tools Inc. All inter-company accounts and transactions have been eliminated on consolidation.

Uses of Estimates

The preparation of interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Financial statement items subject to significant judgment include expense accruals, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

The areas which require management to make significant judgments, estimates and assumptions in determining carrying values include, but are not limited to:

Assets' carrying values and impairment charges

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

March 31, 2015

2.	SIGNIFICANTACCOUNTING POLICIES - continued

Income taxes and recoverability of potential deferred tax assets

In assessing the probability of realizing income tax assets recognized, management makes estimates related to expectations of future taxable income, applicable tax planning opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. The Company considers whether relevant tax planning opportunities are within the Company's control, are feasible, and are within management's ability to implement. Examination by applicable tax authorities is supported based on individual facts and circumstances of the relevant tax position examined in light of all available evidence. Where applicable tax laws and regulations are either unclear or subject to ongoing varying interpretations, it is reasonably possible that changes in these estimates can occur that materially affect the amounts of income tax assets recognized. Also, future changes in tax laws could limit the Company from realizing the tax benefits from the deferred tax assets. The Company reassesses unrecognized income tax assets at each reporting period.

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

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2015, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2015, the Company's accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2015

2.	SIGNIFICANTACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company's receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company's customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of March 31, 2015 and December 31, 2014, factored accounts receivable were $148,281 and $192,262 respectively. Loss on sale of factored receivable for the period ended March 31, 2015 and 2014 were $1,830 and $5,920 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2015 and December 31, 2014, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company's inventory balance at December 31, 2014 and March 31, 2015 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Fixed Assets

Fixed assets are stated at cost. Depreciation is recorded on a straight line basis reflective of the useful lives of the assets. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset's original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

Estimated
Useful Life

Office equipment	5 years
Computer equipment	5 years
Delivery trucks	5 years
Shop and Machinery equipment	5 to 10 years

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2015

2.	SIGNIFICANTACCOUNTING POLICIES - continued

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company's functional currency is the Canadian dollar. Transactions in foreign currency are translated into Canadian dollars then translated into U.S. dollars for reporting in accordance with the ASC 830-30 as follows:

•	For assets and liabilities, the exchange rate at the balance sheet date shall be used.
•	For revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized shall be used.

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders' equity

Financial Instruments

The carrying values of the Company's financial instruments, which comprise cash, accounts receivable, accounts payable, payroll liabilities, loan payable, taxes payable and due to officers/shareholders, approximate their fair values due to the immediate or short-term maturity of these instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2015

2.	SIGNIFICANTACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized on a percentage of completions basis and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.

Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of March 31, 2015 and December 31, 2014 customer deposits were $343,939 and $140,343 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of March 31, 2015 and December 31, 2014, warranty liability was $5,609 and $9,184.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, "Earnings per Share". We present basic income per share ("EPS") and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year 2015, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2015

3.	CONVERTIBLE NOTES PAYABLE

The Company had three separate convertible notes payable to unrelated parties. The convertible notes were unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and were convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned and payable to Bernardino Paolucci, CEO on January 2, 2013. During the fiscal 2014, the Company repaid $176,599 to the assigned note holder, leaving $9,001owed on the convertible note payable.

On January 21, 2015 the remaining notes were converted into 22,720,000 common shares resulting in a loss on extinguishment of debt of $2,035,739 given the market share price of $0.09 being the date the shares were approved to extinguish the debt. These shares were issued to Bernardino Paolucci, CEO.

4.	COMMON STOCK

On January 21, 2015, the Company issued 22,720,000 common shares as described in Note 3.

5.	CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2014 more than 58% sales and receivables was to this entity. During the first quarter of 2015, the Company was dependent on JCI for its business of which completed sales and receivables were 65% and 46% respectively.

6.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at March 31, 2015, the aggregate minimum annual lease payments under operating leases were as follows:

2015	$75,600
2016	$58,800
$142,800

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

Share Exchange Agreement

Ecoland International, Inc., now known as Novus Robotics Inc., D&R Technology Inc., a private corporation ("D&R Technology") and, Beradino Paolucci and Drakso Karanovic, the shareholders of D&R Technology Inc. (the "D&R Shareholders") entered into that certain share exchange agreement dated January 27, 2012 (the "Share Exchange Agreement"). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology its wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of our shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology. This resulted in a change in control and our overall business operations thus bringing potential value to our shareholders. D&R Technology was previously the wholly-owned subsidiary of D Mecatronics Inc., a Delaware corporation. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares were previously held by D Mecatronics on behalf of these shareholders).

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

We are also in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics returned to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate was issued to Manhattan Transfer as trustee in the aggregate denomination of 16,520,000 shares to be held in escrow. Together with Manhattan Transfer, we created a shareholders list (the "Shareholders List") indicating each record owner of the shares. Subsequent to the date of the Escrow Agreement, Manhattan Transfer has released shares to certain of the persons indicated on the Shareholders List. As of the date of this Quarterly Report, Manhattan Transfer has issued approximately 5,331,641 of the 16,520,000 shares held in escrow to the shareholders listed on the Shareholder List.

We have placed on our website www.novusrobotics.com under "Investor Relations" contact information to be used by persons/entities that believe they were shareholders of D Mecatronics. Such individuals/entities should contact our management.

CURRENT BUSINESS OPERATIONS

We are involved in the area of engineering, design and manufacture of robotics and automation technology solutions for tube bending machines, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we will provide state of the art automation technologies through its automated tube bending machines which we design, engineer and build for the automotive industry to solve its customers' complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we will work with other leading robotic manufacturers to provide the best automation technologies. We will provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology, has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for company's products as manufacturers look to improve the speed, quality and reliability of production through automation. As of the date of this Annual Report, we have not generated any revenue from the medical robotics, personal robotic devices, water treatment industry, food handling and processing, clean technology and energy or pharmaceutical and general consumer goods production.

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

We are a full service provider of turn-key production solutions, specializing in tubular components for its tube bending machines. Our experience is firmly rooted in fabrication solutions for automated components, such as seat frames and instrument panel beams. Our expertise is in the areas of automation and machinery for computer numerical control ('CNC') bending, forming, piercing and laser cutting, which is applicable to a wide range of production solutions. We produce spare parts for the manufacturing equipment we design. We do not produce spare parts for automobiles.

For the Three Months Ended March 31,	2015	2014

Revenue	$485,182	$440,701
Cost of sales	146,868	289,803
Gross Profit	338,313	150,898

Expenses
Compensation	242,089	154,034
Occupancy costs	19,326	20,424
Travel	14,248	11,758
Professional fees	26,989	25,947
Communication	2,459	4,475
Office and general	10,968	14,301

Total operating expenses	316,079	230,939

Loss from operations	(22,234)	(80,041)
Other (income) and expenses:
Foreign exchange gain	35,758	(18,505)
Recovery of scientific and development expenditures		-0-
Loss on settlement of debt	2,035,739	-0-
Total other (income) and expenses	1,996,778	(18,505)

Net loss	(1,974,543)	(61,536)

Other comprehensive loss
Foreign exchange adjustment	(2,547)	(41,233)

Comprehensive loss	(1,977,090)	(102,769)

The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Current Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation's actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Current Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

Revenue. We generated revenue during the three month period ended March 31, 2015 in the amount of $485,182 compared to $440,701 generated during the three month period ended March 31, 2014 (an increase of $44,481) Overall, revenue increased primarily due to completion of retooling word that increased sales. Major components of the revenue mix for change from March 31, 2014 to March 31, 2015 are as follows:

a.	Prototypes Parts – increased $54,226 as no sales occurred in Q1 of 2015.

b.	Spare Parts – increased $109,995 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts.

c.

Retrofit Systems – increase of $257,740. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for JCI Mexico and Constellium was completed in the quarter, a significant increase over the prior year.

d.	Seat Frame System – decrease of $274,122. There were no major machines completed and sold in Q1 2015 while one machine was completed and sold in the same time frame in 2014.

e.

Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales. During the three month period ended March 31, 2015, cost of sales was $146,868 compared to $289,803 during the three month period ended March 31, 2014 (a decrease of $142,935. The change in products sold in the three month period ended March 31, 2015 contributed to an increase in our gross margin over the three month period ended March 31, 2014. Ongoing work for prototype parts and retrofit systems where the majority of the costs are borne by the customer, assisted in offsetting the lower product margins generated on the sale of seat frames. Retrofit systems and prototype parts, where the majority of labor and product costs are specifically borne by the customer greatly assisted in offsetting labor costs contributed to higher margins in the 2015 versus 2014 quarterly comparison.

Gross Profit: Thus, based on the above, our gross profit increased to $338,313 during the three month period ended March 31, 2015 from $150,898 during the three month period ended March 31, 2014.

Operating expenses. During the three month period ended March 31, 2015, we incurred operating expenses in the amount of $316,079 compared to operating expenses incurred during the three month period ended March 31, 2014 of $230,939 (an increase of $85,140). Operating expenses include: (i) compensation of $242,089 (2014: $154,034); (ii) occupancy costs of $19,326 (2014: $20,424); (iii) travel of $14,248 (2014: $11,758); (iv) professional fees of $26,989 (2014: $25,947); (v) communication of $2,459 (2014: $4,475); and (vi) office and general of $10,968 (2014: $14,301). In respect of compensation, fewer labor charges were capitalized to the work in process projects during the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 due to the timing and completion of specific projects resulting in an additional $88,055 being charged in 2015. Travel increased by $2,490 as the efforts to source new customers and opportunities increased during the three month period ended March 31, 2015 as compared to the same period in 2014. Professional fees also slightly increased by $1,042 during the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 due to costs associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel.

Income from Operations. Thus, this resulted in income from operations of $22,234 during the three month period ended March 31, 2015 compared to a loss from operations of ($80,041) during the three month period ended March 31, 2014.

Other Expenses. During the three month period ended March 31, 2015, we incurred $1,996,778 in other income as compared to ($18,505) in other expenses in the three month period ended March 31, 2014. The continued weakening Canadian dollar in 2015 against the United States dollar resulted during the three month period ended March 31, 2015 in a foreign exchange loss of $35,758 compared to a gain of ($18,505) during the three month period ended March 31, 2014 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We also incurred a loss on settlement of debt during the three month period ended March 31, 2015 in the amount of $2,035,739 compared to $-0- in loss on settlement of debt during the three month period ended March 31, 2014. The loss on settlement of debt related to the conversion of convertible notes into 22,720,000 shares of common stock resulting in a loss on extinguishment of debt of $2,035,739 given the market share price of $0.09 as of the date the shares were approved for issuance to extinguish the debt. See Item 2. Unregistered Sales of Securities and Use of Proceeds". Lastly, we incurred ($74,719) in expenses associated with recovery of scientific research and development expenditures during the three month period ended March 31, 2015 compared to $-0- during the three month period ended March 31, 2014.

Net income (loss). Thus, during the three month period ended March 31, 2015, this resulted in a net loss of ($1,974,543) compared to a net loss of ($61,536) during the three month period ended March 31, 2014.

Foreign Exchange Adjustment. During the three month period ended March 31, 2015, we recorded a foreign exchange adjustment of ($2,547) as compared to ($41,233) during the three month period ended March 31, 2014.

Comprehensive Loss. Thus, during the three month period ended March 31, 2015, our comprehensive loss was ($1,977,090) or ($0.02) per share compared to a comprehensive loss of ($102,769) or ($0.00) for the three month period ended March 31, 2014. 013. The weighted average number of shares outstanding was 111,370,000 for the three month period ended March 31, 2015 compared to 88,650,000 for the three month period ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015

As of March 31, 2015, our current assets were $1,475,926 and our current liabilities were $523,005, which resulted in a working capital surplus of $952,921. As of March 31, 2015, current assets were comprised of: (i) $804,644 in cash; (ii) $451,914 in accounts receivable; (iii) $200,521 in inventory; (iv) $4,476 in sales tax recoverable; (v) $11,894 in security deposits; and (vi) $2,476 in prepaid expenses. As of March 31, 2015, current liabilities were comprised of: (i) $173,457 in accounts payable and accrued expenses; (ii) $343,939 in deferred revenue; and (iii) $5,609 in warranty provision.

As of March 31, 2015, our total assets were $1,573,623 comprised of: (i) $1,475,926 in current assets; and (ii) $97,697 in fixed assets, net of depreciation. The increase of total assets during the three month period ended March 31, 2015 from December 31, 2014 was primarily due an increase in amounts receivable of $255,062.

As of March 31, 2015, our total liabilities were $523,005 comprised entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2015 was primarily due to an increase in deferred revenue of $203,596.

Total stockholders' equity increased from $982,618 as of December 31, 2014 to $1,050,618 as of March 31, 2015.

Cash Flows from Operating Activities

For the three month period ended March 31, 2015, net cash flows provided by operating activities was $24,895 consisting of net loss of ($1,974,543). Net cash flows provided by operating activities was adjusted by $9,692 in depreciation and $2,035,739 in loss on settlement of debt. Net cash flow from operating activities was further changed by: (i) an increase of $255,062 in accounts receivable; (ii) a decrease of $285 in inventory; (iii) a decrease of $527 in prepaid expenses; (iv) a decrease of $1,109 in security deposits; (v) a decrease of $24,153 in accounts payable and accrued expenses; (vi) an increase of $203,596 in deferred revenue; (vii) a decrease of $3,576 in warranty payable; and (viii) an increase of $31,281 in taxes recoverable/payable.

For the three month period ended March 31, 2014, net cash flows provided by operating activities was $109,733 consisting primarily of a net loss of ($61,536). Net cash flows provided by operating activities was adjusted by $8,982 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $38,488 in accounts receivable; (ii) a decrease of $37,863 inventory; (iii) an increase of $2,919 in prepaid expenses; (iv) a decrease of $548 in security deposit; (v) a decrease of $82,540 in accounts payable and accrued expense; (vi) a decrease of $46,855 in deferred revenue; (vii) a decrease of $746 in warranty payable; and (viii\) a decrease of $1,018 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2015 and March 31, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the three month periods ended March 31, 2015 and March 31, 2014, net cash flows provided by financing activities was $-0-.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We have $522,000 of project work in process at the end of March 31, 2015 with a total contract value of approximately $738,188 We have received committed future orders of over $500,160 which are anticipated to be completed during the last half of 2015 Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for quarterly period ended March 31, 2015.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The discussion and analysis of our financial condition and plan of operations is based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed elsewhere in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Assets' carrying values and impairment charges

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

Income taxes and recoverability of potential deferred tax assets

In assessing the probability of realizing income tax assets recognized, management makes estimates related to expectations of future taxable income, applicable tax planning opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. The Company considers whether relevant tax planning opportunities are within the Company's control, are feasible, and are within management's ability to implement. Examination by applicable tax authorities is supported based on individual facts and circumstances of the relevant tax position examined in light of all available evidence. Where applicable tax laws and regulations are either unclear or subject to ongoing varying interpretations, it is reasonably possible that changes in these estimates can occur that materially affect the amounts of income tax assets recognized. Also, future changes in tax laws could limit the Company from realizing the tax benefits from the deferred tax assets. The Company reassesses unrecognized income tax assets at each reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2015, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2015, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at March 31, 2015.

Inventory

Inventory, comprised principally of raw materials, is stated at the lower of cost or market using the first-in, first-out ("FIFO") method. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2015 and December 31, 2014, we have not deemed any accounts uncollectible.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized when the project is complete, and when collection of the resulting receivable is reasonably assured.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of March 31, 2015 and December 31, 2014, warranty liability was $5,609 and $9,184, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of March 31, 2015; and (ii) a lack of segregation of duties within accounting functions.

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

(c)

Our President/Chief Executive Officer is serving as the point of communication between us and the audit firm. Communication between our President/Chief Executive Officer and the audit firm's engagement partner has been established to ensure that the audit is aware of management's intent and actions.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are not effective at the "reasonable assurance" level.

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2015.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

We received certain conversion notices dated January 21, 2015 from Paolucci (collectively, the "Conversion Notices") and authorized the issuance to Paolucci of 7,200,000 shares of its restricted common stock in accordance with the Treanor Assignment of Settlement Agreement, a further 7,200,000 shares of its restricted common stock in accordance with the Russell Assignment of Settlement Agreement and a further 8,320,000 shares of its restricted common stock in accordance with the Boyle Assignment of Settlement Agreement.

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

The shares were issued in a private transaction to Paolucci, a non-United States resident, in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Paolucci acknowledged that the securities to be issued have not been registered under the Securities Act and that he understood the economic risk of an investment in the securities.

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

29

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

NOVUS ROBOTICS INC.

Dated: November 4, 2015	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief Executive Officer

Dated: November 4, 2015	By:	/s/ Berardino Paolucci
Berardino Paolucci,
Chief Financial Officer

31