Form 10-Q
period 2015-06-30
Novus Robotics Inc.
filed 2015-11-30
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of November 27, 2015
Common Stock, $0.001	111,370,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$845,900	$777,618
Amounts receivable, net	236,615	196,852
Inventory	286,670	200,806
Sales tax recoverable	21,285	35,757
Security deposits	12,093	13,003
Prepaid expense	2,452	3,004
Total current assets	1,405,015	1,227,039

Fixed assets
Fixed assets, net of deprecation	103,535	112,006
Total assets	$1,508,550	$1,339,046

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$228,730	$197,610
Convertible note payable	-	9,001
Deferred revenue	273,165	140,343
Warranty provision	8,521	9,184
Total current liabilities	510,416	356,139
Total liabilities	510,416	356,139

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock 500,000,000 shares authorized with a par value of $0.001, 111,370,000 issued and outstanding (December 31, 2014 - 88,650,000 common shares)	111,370	88,650
Additional paid in capital	1,801,277	(220,803)
Accumulated other comprehensive loss	(147,709)	(48,247)
Retained earnings (deficit)	(766,804)	1,163,308
Total stockholders' equity	998,134	982,908

Total liabilities and stockholders' equity	$1,508,550	$1,339,046

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$529,173	$53,696	$1,014,355	$494,397
Cost of sales	420,765	17,988	567,633	307,791
Gross Profit	108,408	35,708	446,722	186,606

Expenses
Compensation	74,420	157,569	316,509	311,603
Occupancy costs	16,999	19,781	36,325	40,205
Travel	10,702	11,975	24,950	23,733
Professional fees	42,235	14,845	69,224	40,792
Communication	3,182	4,137	5,641	8,612
Office and general	5,327	18,214	5,989	32,515
Total operating expenses	152,866	226,521	458,639	457,460

Loss before other (income) expenses	(44,458)	(190,813)	(11,917)	(270,854)

Other (income) and expenses
Foreign exchange gain	(78,361)	(25,154)	(42,603)	(43,659)
Recovery of scientific research and development expenditures	(222)	-	(74,941)	-
Loss on settlement of debt	-	-	2,035,739	-
Total other (income) and expenses	(78,583)	(25,154)	1,918,195	(43,659)

Net income (loss)	34,125	(165,659)	(1,930,112)	(227,195)

Other comprehensive loss
Foreign exchange adjustment	(96,915)	(9,756)	(99,462)	(50,989)

Comprehensive loss	$(62,789)	$(175,415)	$(2,029,574)	$(278,184)

Basic and diluted loss per shares	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	111,370,000	88,650,000	111,370,000	88,650,000
Weighted average number of shares outstanding - basic and diluted	111,370,000	111,370,000	111,370,000	111,370,000

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
	2015	2014

Cash flow from operating activities
Net loss	$(1,930,112)	$(227,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,442	20,965
Loss on settlement of debt	2,035,739	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(39,763)	238,018
Decrease (increase) in inventory	(85,864)	(378,383)
Decrease (increase) in prepaid expenses	552	(2,953)
Decrease (increase) in security deposits	910	53
Increase (decrease) in accounts payable and accrued expense	31,120	(72,642)
Increase (decrease) in deferred revenue	132,822	380,104
Increase (decrease) in warranty payable	(664)	(2,712)
Increase (decrease) in taxes recoverable/payable	14,472	(11,245)
Net cash provided by operating activities	178,654	(55,990)

Cash Flow from investing activity
Purchase of fixed assets	(9,062)	(11,077)
Net cash used in financing activity	(9,062)	(11,077)

Effect of foreign exchange rate on changes in cash	(101,310)	(49,635)

Increase (decrease) in cash	68,281	(116,702)

Cash, beginning of period	777,618	885,407

Cash, end of period	$845,900	$768,705

Non-monetary transaction
Conversion of debenture to common shares	$2,044,800	$-

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

In accordance with the Financial Accounting Standards Board ("FASB") ASC No. 360, "Property, Plant and Equipment" the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2015, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2015, the Company's accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2015

2. SIGNIFICANTACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company's receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company's customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of June 30, 2015 and December 31, 2014, factored accounts receivable were $246,273 and $192,262 respectively. Finance charges associated with the sale of factored receivable for the period ended June 30, 2015 and 2014 were $4,747 and $18,475 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2015 and December 31, 2014, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company's inventory balance at December 31, 2014 and June 30, 2015 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

June 30, 2015

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

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

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

Recorded in other (income) and expenses are monies recovered relating to non-refundable, federal government Scientific Research & Experimental Development ("SR&ED") tax credits. Due to the uncertain nature of these expenditures, the Company does not record any amount until such time as the deduction is approved by Canadian provincial and federal governments. SR&ED expenditures relating to 2014 taxation year were applied to recover previously paid taxes for which the Company obtained approval and received the requisite funds in the first quarter of 2015. Novus has approximately $32,000 of non-refundable tax credits to apply against future years taxes.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2015

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

3.

Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of June 30, 2015 and December 31, 2014 customer deposits were $273,165 and $140,343 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of June 30, 2015 and December 31, 2014, warranty liability was $8,521 and $9,184.

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the balance sheet as a component of shareholders' equity.

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

For the Six Months Ended June 30,	2015	2014

Revenue	$1,014,355	$494,397
Cost of sales	567,633	307,791
Gross Profit	446,722	186,606

Expenses
Compensation	316,509	311,603
Occupancy costs	36,325	40,205
Travel	24,950	23,733
Professional fees	69.224	40,792
Communication	5,641	8,612
Office and general	5,989	32,515

Total operating expenses	458,639	457,460

Loss from operations	(11,917)	(270,854)
Other (income) and expenses:
Foreign exchange gain	(42,603)	(43,659
Recovery of scientific and development expenditures	(74.741)	-0-
Loss on settlement of debt	2,035,739	-0-
Total other (income) and expenses	1,918,195	(43,659)

Net loss	(1,930,112)	(227,195)

Other comprehensive loss
Foreign exchange adjustment	(99,462)	(50,989)

Comprehensive loss	(2,029,574)	(278,184)

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

Six Month Period Ended June 30, 2015 Compared to Six Month Period Ended June 30, 2014

Revenue. We generated revenue during the six month period ended June 30, 2015 in the amount of $1,014,355 compared to $494,397 generated during the six month period ended June 30, 2014. Overall, revenue increased primarily due to completion of retooling and retrofitting work in the quarter as well as the sale of a second machine by June 30, 2015. Major components of the revenue mix for change from June 30, 2014 to June 30, 2015 are as follows:

a.	Prototypes Parts & Service – decreased by $77,290 as no sales occurred in Q1 and Q2 of 2015.

b.	Spare Parts – increased $142,458 for parts required by many customers including JCI, Constellium, PWO – Kitchener, JCI – Mexico and JCI. – Athens to replace worn parts.

c.

Retrofit Systems – increase of $258,440. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, JCI-Athens, Toyota- Elmira and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for JCI Mexico and Toyota was completed in the first quarter, a significant increase over the prior year.

d.	Seat Frame System – increase of $196,351. There were two machines completed and sold in Q2 2015 while one machine was completed and sold in the same time frame in 2014.

e.

Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the six month period ended June 30, 2015, cost of sales was $567,633 compared to $307,791 during the six month period ended June 30, 2015. Cost of sales increased during the six month period ended June 30, 2015 primarily based upon the sale of the two seat frame system units. Also, ongoing work for retrofit systems where the majority of the costs are borne by the customer assisted in offsetting the lower product margins generated on the sale of seat frames during the three and six month period ended June 30, 2015..

Gross Profit. Thus, based on the above, our gross profit increased to $446,722 during the six month period ended June 30, 2015 from $186,606 during the six month period ended June 30, 2014.

Operating expenses: During the six month period ended June 30, 2015, we incurred operating expenses in the amount of $458,639 compared to operating expenses incurred during the six month period ended June 30, 2014 of $457,460. Operating expenses include: (i) compensation of $316,509 (2014: $311,603); (ii) occupancy costs of $36,325 (2014: $40,205); (iii) travel of $24,950 (2014: $23,733); (iv) professional fees of $69,224 (2014: $23,733); (v) communication of $5,641 (2014: $8,612); and (vi) office and general of $5,989 (2014: $32,515). Professional fees also increased by $28,432 during the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014 due to costs associated with the ongoing audits and quarterly reviews by the external accountants, assistance provided by legal counsel and consulting charges to assist in determining recoverable scientific research and development expenses. Office and general expenses declined by $26,526 due to efforts by management to the reduce overhead expenses in an effort to continue to stream line operations.

Loss from Operations. Thus, this resulted in a loss from operations of ($11,917) during the six month period ended June 30, 2015 compared to a loss from operations of ($270,854) during the six month period ended June 30, 2014.

Other (Income) Expenses. During the six month period ended June 30, 2015, we incurred a net other expense charge of $1,918,195 compared to a net other income of ($43,659) in the six month period ended June 30, 2014. The continued weakening Canadian dollar in 2015 against the United States dollar resulted during the six month period ended June 30, 2015 in a foreign exchange gain of ($42,603) compared to a gain of ($43,659) during the six month period ended June 30, 2014 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We also incurred a loss on settlement of debt during the six month period ended June 30, 2015 in the amount of $2,035,739 compared to $-0- in loss on settlement of debt during the six month period ended June 30, 2014. The loss on settlement of debt related to the conversion of convertible notes into 22,720,000 shares of common stock resulting in a loss on extinguishment of debt of $2,035,739 given the market share price of $0.09 as of the date the shares were approved for issuance to extinguish the debt. See Item 2. Unregistered Sales of Securities and Use of Proceeds". Lastly, we recovered ($74,941) in expenses associated with the reimbursement of scientific research and development expenditures during the six month period ended June 30, 2015 compared to $-0- during the six month period ended June 30, 2014.

Net income (loss). Thus, during the six month period ended June 30, 2015, this resulted in a net loss of ($1,930,112) compared to a net loss of ($227,195) during the six month period ended June 30, 2014.

Foreign Exchange Adjustment. During the six month period ended June 30, 2015, we recorded a foreign exchange adjustment of ($99,462) as compared to ($50,989) during the six month period ended June 30, 2014.

Comprehensive Loss. Thus, during the six month period ended June 30, 2015, our comprehensive loss was ($2,029,574) or ($0.02) per share compared to a comprehensive loss of ($278,184) or ($0.00) for the six month period ended June 30, 2014. The weighted average number of shares outstanding was 111,370,000 for the six month period ended June 30, 2015 compared to 88,650,000 for the six month period ended June 30, 2014.

Three Month Period Ended June 30, 2015 Compared to Three Month Period Ended June 30, 2014

Revenue. We generated revenue during the three month period ended June 30, 2015 in the amount of $529,173 compared to $53,696 generated during the three month period ended June 30, 2014. Overall, revenue increased primarily due to completion of retooling work and the sale of a seat framing system.

Cost of sales: During the three month period ended June 30, 2015, cost of sales was $420,765 compared to $17,988 during the three month period ended June 30, 2015. Cost of sales increased during the three month period ended June 30, 2015 primarily based upon the sale of the seat framing system and spare parts.

Gross Profit. Thus, based on the above, our gross profit increased to $108,408 during the three month period ended June 30, 2015 from $35,708 during the three month period ended June 30, 2014.

Operating expenses: During the three month period ended June 30, 2015, we incurred operating expenses in the amount of $152,866 compared to operating expenses incurred during the three month period ended June 30, 2014 of $226,521. Operating expenses include: (i) compensation of $74,420 (2014: $157,569); (ii) occupancy costs of $16,999 (2014: $19,781); (iii) travel of $10,702 (2014: $11,975); (iv) professional fees of $42,235 (2014: $14,845); (v) communication of $3,182 (2014: $4,137); and (vi) office and general of ($4,979) (2014: $18,214). In respect of compensation, the timing of the completion of the seat framing system in 2015 resulted in labor being charged to cost of sales versus general and administrative expenses in 2014 when work of this nature was not ongoing. Professional fees increased by $27,390 during the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014 due to costs associated with the ongoing audits, quarterly reviews by the external accountants and assistance provided by legal counsel and consulting charges to assist in determining recoverable scientific research and development expenses. And during the three month period ended June 30, 2015, we offset our operating costs by $5,327 in office expenses; thus office expenses decreased by $12,887 during the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014 due to .

Loss from Operations. Thus, this resulted in a loss from operations of ($44,458) during the three month period ended June 30, 2015 compared to a loss from operations of ($190,813) during the three month period ended June 30, 2014.

Other (Income) Expenses. During the three month period ended June 30, 2015, we had other income of ($78,583) as compared to ($25,154) in other income in the three month period ended June 30, 2014. The continued weakening Canadian dollar in 2015 against the United States dollar resulted during the three month period ended June 30, 2015 resulted in the gain in 2015 as well as 2014 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We also had other income of ($222) associated with recovery of scientific research and development expenditures during the three month period ended June 30, 2015 compared to $-0- during the three month period ended June 30, 2014.

Net income (loss). Thus, during the three month period ended June 30, 2015, this resulted in net income of $34,125 compared to a net loss of ($165,659) during the three month period ended June 30, 2014.

Foreign Exchange Adjustment. During the three month period ended June 30, 2015, we recorded a foreign exchange adjustment of ($96,915) as compared to ($9,756) during the three month period ended June 30, 2014.

Comprehensive Loss. Thus, during the three month period ended June 30, 2015, our comprehensive loss was ($62,789) or ($0.00) per share compared to a comprehensive loss of ($175,415) or ($0.00) for the three month period ended June 30, 2014. The weighted average number of shares outstanding was 111,370,000 for the three month period ended June 30, 2015 compared to 88,650,000 for the three month period ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of June 30, 2015, our current assets were $1,405,015 and our current liabilities were $510,416, which resulted in a working capital surplus of $894,599. As of June 30, 2015, current assets were comprised of: (i) $845,900 in cash; (ii) $236,615 in accounts receivable; (iii) $286,670 in inventory; (iv) $21,285 in sales tax recoverable; (v) $12,093 in security deposits; and (vi) $2,452 in prepaid expenses. As of June 30, 2015, current liabilities were comprised of: (i) $228,730 in accounts payable and accrued expenses; (ii) $273,165 in deferred revenue; and (iii) $8,521 in warranty provision.

As of June 30, 2015, our total assets were $1,08,550 comprised of: (i) $1,405,015 in current assets; and (ii) $103,535 in fixed assets, net of depreciation. The increase of total assets during the six month period ended June 30, 2015 from December 31, 2014 was primarily due an increase in amounts receivable of $39,763 and an increase in inventory of $85,864.

As of June 30, 2015, our total liabilities were $510,416 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2015 was primarily due to an increase in deferred revenue of $132,822.

Total stockholders' equity increased from $1,339,046 as of December 31, 2014 to $1,508,550 as of June 30, 2015.

Cash Flows from Operating Activities

For the six month period ended June 30, 2015, net cash flows provided by operating activities was $178,654 consisting of net loss of ($1,930,112). Net cash flows provided by operating activities was adjusted by $19,442 in depreciation and $2,035,739 in loss on settlement of debt. Net cash flow from operating activities was further changed by: (i) an increase of $39,763 in accounts receivable; (ii) an increase of $85,864 in inventory; (iii) a decrease of $552 in prepaid expenses; (iv) a decrease of $910 in security deposits; (v) an increase of $31,120 in accounts payable and accrued expenses; (vi) an increase of $132,822 in deferred revenue; (vii) a decrease of $664 in warranty payable; and (viii) an increase of $14,472 in taxes recoverable/payable.

For the six month period ended June 30, 2014, net cash flows used in operating activities was $55,990 consisting primarily of a net loss of ($227,195). Net cash flows provided by operating activities was adjusted by $20,965 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $238,018 in accounts receivable; (ii) an increase of $378,383 in inventory; (iii) an increase of $2,953 in prepaid expenses; (iv) a decrease of $53 in security deposit; (v) a decrease of $72,642 in accounts payable and accrued expense; (vi) an increase of $380,104 in deferred revenue; (vii) a decrease of $2,712 in warranty payable; and (viii\) a decrease of $11,245 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2015 and June 30, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the six month periods ended June 30, 2015 and June 30, 2014, net cash flows provided by financing activities was $-0-.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We have $304,601 of project work in process at the end of June 30, 2015 with a total contract value of approximately $400,940. We have received committed future orders of over $281,000 which are anticipated to be completed during the last half of 2015. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for quarterly period ended June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2015, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2015, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at June 30, 2015.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2015 and December 31, 2014, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of June 30, 2015 and December 31, 2014, warranty liability was $8,521 and $9,184, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of June 30, 2015; and (ii) a lack of segregation of duties within accounting functions.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended June 30, 2015.

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

10.5

Rescission Agreement among D&R Technology Inc. and certain shareholders of Ecoland International Inc. dated January 27, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

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

26

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

10.21

Purchase Order 39076849 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

27

10.22

Purchase Order 39064982 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.23

Purchase Order 39043224 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.24

Purchase Order 39061937 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

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

28

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

_____________________

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

29

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVUS ROBOTICS INC.

Dated: November 30, 2015	By:	/s/ Berardino Paolucci
Berardino Paolucci
President/Chief Executive Officer

Dated: November 30, 2015	By:	/s/ Berardino Paolucci
Berardino Paolucci
Chief Financial Officer

30