Form 10-Q
period 2015-09-30
Novus Robotics Inc.
filed 2015-11-30
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2015
Common Stock, $0.001	111,370,000

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOVUS ROBOTICS INC.
Interim Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$696,553	$777,618
Amounts receivable, net	182,771	196,852
Inventory	19,398	200,806
Sales tax recoverable	6,583	35,757
Security deposits	11,262	13,003
Prepaid expense	2,468	3,004
Total current assets	919,035	1,227,039

Fixed assets
Fixed assets, net of deprecation	102,805	112,006
Total assets	$1,021,840	$1,339,046

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$100,747	$197,610
Convertible note payable	-	9,001
Customer deposits	108,297	140,343
Warranty provision	10,598	9,184
Total current liabilities	219,642	356,139
Total liabilities	219,642	356,139

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock 500,000,000 shares authorized with a par value of $0.001, 111,370,000 issued and outstanding (December 31, 2014 - 88,650,000 common shares)	111,370	88,650
Additional paid in capital	1,801,277	(220,803)
Accumulated other comprehensive loss	(316,689)	(48,247)
Retained earnings (deficit)	(793,760)	1,163,308
Total stockholders' equity	802,198	982,908

Total liabilities and stockholders' equity	$1,021,840	$1,339,046

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$467,642	$752,121	$1,481,998	$1,246,518
Cost of sales	407,186	112,143	974,819	419,934
Gross Profit	60,456	639,978	507,178	826,584

Expenses
Compensation	128,960	313,689	445,469	625,292
Occupancy costs	15,232	18,120	51,557	58,325
Travel	12,553	11,743	37,503	35,476
Professional fees	31,794	11,738	101,019	52,530
Communication	3,126	4,336	8,768	12,948
Office and general	16,267	21,137	22,256	53,652
Total operating expenses	207,932	380,763	666,571	838,223

Income (loss) before other (income) expenses	(147,476)	259,215	(159,393)	(11,639)

Other (income) and expenses
Foreign exchange gain	(121,936)	(31,032)	(164,538)	(74,691)
Recovery of scientific research and development expenditures	1,415	-	(73,526)	-
Loss on settlement of debt	-	-	2,035,739	-
Total other (income) and expenses	(120,520)	(31,032)	1,797,674	(74,691)

Net income (loss)	(26,956)	290,247	(1,957,068)	63,052

Other comprehensive loss
Foreign exchange adjustment	(168,980)	(89,651)	(268,442)	(140,640)

Comprehensive income (loss)	$(195,936)	$200,596	$(2,225,509)	$(77,588)

Basic and diluted loss per shares	$0.00	$0.00	$(0.02)	$0.00

Weighted average number of shares outstanding - basic and diluted	111,370,000	88,650,000	111,370,000	88,650,000
Weighted average number of shares outstanding - basic and diluted	111,370,000	111,370,000	111,370,000	111,370,000

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2015	2014

Cash flow from operating activities
Net income (loss)	$(1,957,068)	$63,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,814	30,999
Loss on settlement of debt	2,035,739	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	14,081	65,414
Decrease (increase) in inventory	181,408	(356,646)
Decrease (increase) in prepaid expenses	536	(3,026)
Decrease (increase) in security deposits	1,741	724
Increase (decrease) in accounts payable and accrued expense	(96,862)	(122,850)
Increase (decrease) in deferred revenue	(32,046)	364,443
Increase (decrease) in warranty payable	1,413	(6,662)
Increase (decrease) in taxes recoverable/payable	29,174	8,526
Net cash provided by operating activities	209,930	43,974

Cash Flow from investing activity
Purchase of fixed assets	(19,873)	(10,509)
Net cash used in financing activity	(19,873)	(10,509)

Effect of foreign exchange rate on changes in cash	(271,121)	(130,607)

Decrease in cash	(81,065)	(97,142)

Cash, beginning of period	777,618	885,407

Cash, end of period	$696,553	$788,265

Non-monetary transaction
Conversion of debenture to common shares	$2,044,800	$-

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC. Notes to Interim Consolidated Financial Statements September 30, 2015

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

NOVUS ROBOTICS INC. Notes to Interim Consolidated Financial Statements September 30, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2015, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2015, the Company's accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC. Notes to Interim Consolidated Financial Statements September 30, 2015

2. SIGNIFICANTACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company's receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company's customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of September 30, 2015 and December 31, 2014, factored accounts receivable were $Nil and $192,262 respectively. Finance charges associated with the sale of factored receivable for the period ended September 30,, 2015 and 2014 were $10,041 and $11,627 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2015 and December 31, 2014, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company's inventory balance at December 31, 2014 and September 30, 2015 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

NOVUS ROBOTICS INC. Notes to Interim Consolidated Financial Statements September 30, 2015

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

NOVUS ROBOTICS INC. Notes to Interim Consolidated Financial Statements September 30, 2015

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
3.

Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of September 30, 2015 and December 31, 2014 customer deposits were $108,297 and $140,343 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of September 30, 2015 and December 31, 2014, warranty liability was $10,598 and $9,184.

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

NOVUS ROBOTICS INC. Notes to Interim Consolidated Financial Statements September 30, 2015

3. CONVERTIBLE NOTES PAYABLE

The Company had three separate convertible notes payable to unrelated parties. The convertible notes were unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and were convertible into shares of our restricted common stock at the rate of $0.005 per share. The convertible notes were assigned and payable to Bernardino Paolucci, CEO on January 2, 2013. During the fiscal 2014, the Company repaid $176,599 to the assigned note holder, leaving $9,001 owed on the convertible note payable as of December 31, 2014

On January 21, 2015 the remaining notes were converted into 22,720,000 common shares resulting in a loss on extinguishment of debt of $2,035,739 given the market share price of $0.09 being the date the shares were approved to extinguish the debt. These shares were issued to Bernardino Paolucci, CEO.

4. COMMON STOCK

On January 21, 2015, the Company issued 22,720,000 common shares as described in Note 3.

5. CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2014 more than 58% sales and receivables was to this entity. During the first three quarters of 2015, the Company was dependent on JCI for its business of which completed sales and receivables were 50% and 7% respectively.

6. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month expiring on July 31, 2016.

As at September 30, 2015, the aggregate minimum annual lease payments under operating leases were as follows:

2015	$25,200
2016	$58,800
$84,000

7. COMPARATIVE FIGURES

Certain of the comparative figures in the interim consolidated statements of have been reclassified to conform with the current periods presentation.

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

We are a full service provider of turn-key production solutions, specializing in tubular components for our tube bending machines. Our experience is firmly rooted in fabrication solutions for automated components, such as seat frames and instrument panel beams. Our expertise is in the areas of automation and machinery for computer numerical control (CNC) bending, forming, piercing and laser cutting, which is applicable to a wide range of production solutions. We produce spare parts for the manufacturing equipment we design. We do not produce spare parts for automobiles.

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

For the Nine Months Ended September 30,	2015	2014

Revenue	$1,481,998	$1,246,518
Cost of sales	974,819	419,934
Gross Profit	507,178	826,584

Expenses
Compensation	445,469	625,292
Occupancy costs	51,557	58,325
Travel	37,503	35,476
Professional fees	101,019	52,530
Communication	8,768	12,948
Office and general	22,256	53,652

Total operating expenses	666,571	838,223

Loss from operations	(159,393)	(11,639)
Other (income) and expenses:
Foreign exchange gain	(164,538)	(74,691)
Recovery of scientific and development expenditures	(73,526)	-0-
Loss on settlement of debt	2,035,739	-0-
Total other (income) and expenses	1,797,674	(74,691)

Net loss	(1,957,068)	63,052

Other comprehensive loss
Foreign exchange adjustment	(268,442)	(140,640)

Comprehensive loss	(2,225,509)	(77,588)

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

Nine Month Period Ended September 30, 2015 Compared to Nine Month Period Ended September 30, 2014

Revenue. We generated revenue during the nine month period ended September 30, 2015 in the amount of $1,481,998 compared to $1,246,518 generated during the nine month period ended September 30, 2014. Overall, revenue increased primarily due to demand for spare parts in the quarter as well as the sale of a third machine by September 30, 2015. Major components of the revenue mix for change from September 30, 2014 to September 30, 2015 are as follows:

a.	Prototypes Parts & Service – decreased by $59,710 as no sales occurred in Q1, Q2 and only $10,604 in Q3 of 2015.
b.	Spare Parts – increased $154,241 for parts required by many customers including JCI, Constellium, PWO – Kitchener, JCI – Mexico and JCI. – Athens to replace worn parts.
c.

Retrofit Systems – decrease of $446,845. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical, electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, JCI-Athens, Toyota- Elmira and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for Retooling work for JCI Plymouth, Honda and Toyota was completed in the third quarter of 2014. No significant work in this area has been completed since Q1 2015.

d.	Seat Frame System – increase of $597,291. There were three machines completed and sold by Q3 2015 while one machine was completed and sold in the same time frame in 2014.
e.

Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the nine month period ended September 30, 2015, cost of sales was $974,819 compared to $419,934 during the nine month period ended September 30, 2014. Cost of sales increased during the nine month period ended September 30, 2015 primarily based upon the sale of the three seat frame system units. Also, ongoing work for retrofit systems where the majority of the costs are borne by the customer assisted in offsetting the lower product margins generated on the sale of seat frames during the nine month period ended September 30, 2015.

Gross Profit. Thus, based on the above, our gross profit decreased to $507,178 during the nine month period ended September 30, 2015 from $826,584 during the nine month period ended September 30, 2014.

Operating expenses: During the nine month period ended September 30, 2015, we incurred operating expenses in the amount of $666,571 compared to operating expenses incurred during the six month period ended September 30, 2014 of $838,233. Operating expenses include: (i) compensation of $445,469 (2014: $625,292); (ii) occupancy costs of $51,557 (2014: $58,325); (iii) travel of $37,503 (2014: $35,476); (iv) professional fees of $101,019 (2014: $52,530); (v) communication of $8,768 (2014: $12,948); and (vi) office and general of $22,256 (2014: $53,652). Compensation decreased by $179,823 during the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014 due to work completed and expensed in cost of sales for the labor associated with the three completed machines. In 2014, the work mix was quite different and these costs were included in the general and administrative compensation expense. Professional fees increased by $48,489 during the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014 due to costs associated with the ongoing audits and quarterly reviews by the external accountants, assistance provided by legal counsel and consulting charges to assist in determining recoverable scientific research and development expenses. Office and general expenses declined by $31,396 due to efforts by management to the reduce overhead expenses in an effort to continue to stream line operations.

Loss from Operations. Thus, this resulted in a loss from operations of ($159,393) during the nine month period ended September 30, 2015 compared to a loss from operations of ($11,639) during the nine month period ended September 30, 2014. Loss from operations increased during the nine month period ended September 30, 2015 from the nine month period ended September 30, 2014 basically due to the change in mix of product sold year over year.

Other (Income) Expenses. During the nine month period ended September 30, 2015, we incurred net other expenses of $1,797,674 compared to a net other income charge of ($74,691) in the nine month period ended September 30, 2014. The continued weakening Canadian dollar in 2015 against the United States dollar resulted during the nine month period ended September 30, 2015 in a foreign exchange gain of ($164,538) compared to a gain of ($74,691) during the nine month period ended September 30, 2014 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We also incurred a loss on settlement of debt during the nine month period ended September 30, 2015 in the amount of $2,035,739 compared to $-0- in loss on settlement of debt during the six month period ended June 30, 2014. The loss on settlement of debt related to the conversion of convertible notes into 22,720,000 shares of common stock resulting in a loss on extinguishment of debt of $2,035,739 given the market share price of $0.09 as of the date the shares were approved for issuance to extinguish the debt. See Item 2. Unregistered Sales of Securities and Use of Proceeds". Lastly, we recovered ($73,526) in expenses associated with the reimbursement of scientific research and development expenditures during the nine month period ended September 30, 2015 compared to $-0- during the nine month period ended September 30, 2014.

Net income (loss). Thus, during the nine month period ended September 30, 2015, this resulted in a net loss of ($1,957,068) compared to a net gain of $63,052 during the nine month period ended September 30, 2014.

Foreign Exchange Adjustment. During the nine month period ended September 30, 2015, we recorded a foreign exchange adjustment of ($268,442) as compared to ($140,640) during the nine month period ended September 30, 2014.

Comprehensive Loss. Thus, during the nine month period ended September 30, 2015, our comprehensive loss was ($2,225,509) or ($0.02) per share compared to a comprehensive loss of ($77,588) or ($0.00) for the nine month period ended September 30, 2014. The weighted average number of shares outstanding was 111,370,000 for the nine month period ended September 30, 2015 compared to 88,650,000 for the nine month period ended September 30, 2014.

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014

Revenue. We generated revenue during the three month period ended September 30, 2015 in the amount of $467,642 compared to $752,121 generated during the three month period ended September 30, 2014. Overall, revenue decreased primarily due to the decline in retrofit system sales in 2015 versus 2014.

Cost of sales: During the three month period ended September 30, 2015, cost of sales was $407,186 compared to $112,143 during the three month period ended September 30, 2015. Cost of sales increased during the three month period ended September 30, 2015 primarily based upon the sale of the new seat framing system and volume of spare parts requested.

Gross Profit. Thus, based on the above, our gross profit decreased to $60,456 during the three month period ended September 30, 2015 from $639,978 during the three month period ended September 30, 2014.

Operating expenses: During the three month period ended September 30, 2015, we incurred operating expenses in the amount of $207,932 compared to operating expenses incurred during the three month period ended September 30, 2014 of $380,763. Operating expenses include: (i) compensation of $128,960 (2014: $313,689); (ii) occupancy costs of $15,232 (2014: $18,120); (iii) travel of $12,553 (2014: $11,743); (iv) professional fees of $31,794 (2014: $11,738); (v) communication of $3,126 (2014: $4,336); and (vi) office and general of ($16,267) (2014: $21,137). Compensation decreased by $184,729 during the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014 due to the labor force charges being included in Cost of Sales as a result of the seat frame systems sold Q3 2015; none were sold in Q3 2014 and many of the wages were included in the general and administrative compensation expense. Professional fees increased by $19,966 during the three month period ended June 30, 2015 as compared to the three month period ended September 30, 2014 due to costs associated with the ongoing audits, quarterly reviews by the external accountants and assistance provided by legal counsel. And during the three month period ended September 30, 2015,our office expenses decreased by $4,870 during the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014.

Loss from Operations. Thus, this resulted in a loss from operations of ($147,476) during the three month period ended September 30, 2015 compared to income from operations of $259,215 during the three month period ended September 30, 2014.

Other (Income) Expenses. During the three month period ended September 30, 2015, we had other income of ($120,520) as compared to ($31,032) in other income in the three month period ended September 30, 2014. The continued weakening Canadian dollar in 2015 against the United States dollar resulted during the three month period ended September 30, 2015 resulted in the gain in 2015 as well as 2014 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We also had other expense of $1,415 associated with recovery of scientific research and development expenditures during the three month period ended September 30, 2015 compared to $-0- during the three month period ended September 30, 2014.

Net income (loss). Thus, during the three month period ended September 30, 2015, this resulted in net loss of ($26,936) compared to net income of $290,247 during the three month period ended September 30, 2014.

Foreign Exchange Adjustment. During the three month period ended September 30, 2015, we recorded a foreign exchange adjustment of ($168,980) as compared to ($89,651) during the three month period ended September 30, 2014.

Comprehensive Loss. Thus, during the three month period ended September 30, 2015, our comprehensive loss was ($195,936) or ($0.00) per share compared to comprehensive income of $200,596 or ($0.00) for the three month period ended September 30, 2014. The weighted average number of shares outstanding was 111,370,000 for the three month period ended September 30, 2015 compared to 88,650,000 for the three month period ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015

As of September 30, 2015, our current assets were $919,035 and our current liabilities were $219,642, which resulted in a working capital surplus of $699,393. As of September 30, 2015, current assets were comprised of: (i) $696,553 in cash; (ii) $182,771 in accounts receivable; (iii) $19,398 in inventory; (iv) $6,583 in sales tax recoverable; (v) $11,262 in security deposits; and (vi) $2,468 in prepaid expenses. As of September 30, 2015, current liabilities were comprised of: (i) $100,747 in accounts payable and accrued expenses; (ii) $108,297 in customer deposits; and (iii) $10,598 in warranty provision.

As of September 30, 2015, our total assets were $1,021,840 comprised of: (i) $919,035 in current assets; and (ii) $102,805 in fixed assets, net of depreciation. The decrease of total assets during the nine month period ended September 30, 2015 from December 31, 2014 was primarily due a decrease in cash of $81,065, accounts receivable of $14,081 and security deposits of 29,174.

As of September 30, 2015, our total liabilities were $219,642 comprised entirely of current liabilities. The decrease in liabilities during the nine month period ended September 30, 2015 was primarily due to a decrease in accounts payable and accrued expenses of $96,863 and in customer deposits of $32,046.

Total stockholders' equity decreased from $1,339,046 as of December 31, 2014 to $1,021,840 as of September 30, 2015.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2015, net cash flows provided by operating activities was $209,930 consisting of net loss of ($1,957,068). Net cash flows provided by operating activities was adjusted by $31,814 in depreciation and $2,035,739 in loss on settlement of debt. Net cash flow from operating activities was further changed by: (i) a decrease of $14,081 in accounts receivable; (ii) a decrease of $181,408 in inventory; (iii) a decrease of $536 in prepaid expenses; (iv) a decrease of $96,862 in accounts payable and accrued expenses; (v) a decrease of $32,046 in deferred revenue; (v) an increase of $1,413 in warranty payable; and (vi) an increase of $29,174 in taxes recoverable/payable.

For the nine month period ended September 30, 2014, net cash flows provided by operating activities was $43,974 consisting primarily of net income of $63,052. Net cash flows provided by operating activities was adjusted by $30,999 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $65,414 in accounts receivable; (ii) an increase of $356,646 in inventory; (iii) an increase of $3,026 in prepaid expenses; (iv) a decrease of $724 in security deposit; (v) a decrease of $122,850 in accounts payable and accrued expense; (vi) an increase of $364,443 in deferred revenue; (vii) a decrease of $6,662 in warranty payable; and (viii\) an increase of $8,526 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2015 and September 30, 2014, net cash flows used in investing activities was $19,873 and $10,509, respectively, consisting of purchase of fixed assets.

Cash Flows from Financing Activities

For the nine month periods ended September 30, 2015 and September 30, 2014, net cash flows provided by financing activities was $-0-.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We have $_____ of project work in process at the end of September 30, 2015 with a total contract value of approximately $_____. We have received committed future orders of over $281,000, which are anticipated to be completed during the last half of 2015. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for quarterly period ended September 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2015, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2015, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at September 30, 2015.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that now allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2015 and December 31, 2014, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of September 30, 2015 and December 31, 2014, warranty liability was $10,598 and $9,184, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of September 30, 2015; and (ii) a lack of segregation of duties within accounting functions.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended September 30, 2015.

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

10.25

Assignment Agreement dated January 2, 2013 between Stephen Treanor and Bernardino Paolucci as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.26

Assignment Agreement dated January 2, 2013 between Raymond Russell and Bernardino Paolucci as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.27	Assignment Agreement dated January 2, 2013 between Donna Boyle and Bernardino Paolucci.

10.28	Purchase Order 39099733 Rev. 2 dated February 5, 2013 from Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.29	Purchase Order 50382 dated November 15, 2011 with PWO Canada Inc. as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.30	Purchase Order 182366 dated November 23, 2011 Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.31	Purchase Order 182367 Dated November 28, 2011 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.32	Purchase Order 40863 dated February 4, 2012 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.33	Purchase Order 21052074 dated March 12, 2012 with Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

16.1	Letter from De Joya Griifith LLC dated April 21, 2015 filed as exhibit to Current Report on Form 8-K regarding Item 4.01 with the Securities and Exchange Commission on April 22, 2015.

16.1.2	Letter from De Joya Griffith LLC dated April 22, 2015 filed as an exhibit to Current Report on Form 8-K regarding Item 4.02 with the Securities and Exchange Commission on April 22, 2015.

21	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012

99.1	Audited financial statements of D&R Technologies Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

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

NOVUS ROBOTICS INC.

Dated: November 30, 2015	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

Dated: November 30, 2015	By:	/s/ Berardino Paolucci
Berardino Paolucci,
Chief Financial Officer

 31