Form 10-K
period 2015-12-31
Novus Robotics Inc.
filed 2016-04-20
CIK 1388180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] YES [X] NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] YES [X] NO

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2015 was $-0-.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] YES [  ] NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 49,295,500 shares of common stock are outstanding as of April 15. 2016.

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

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the “Company”, “Novus Robotics”, “we”, “us” and “our” are to Novus Robotics Inc.

CORPORATE HISTORY

We were formed in the State of Nevada on June 24, 2005 under the name Guano Distributors, Inc. Prior to our incorporation, on April 15, 2005, David Wallace, the then President/Chief Executive Officer/Secretary/Chief Financial Officer and sole director (“Wallace”), formed Guano Distributors (Pty) Ltd., a South African registered company, for the purpose of selling Dry-Bar Cave bat guano. On May 15, 2005, Mr. Wallace, transferred all of his ownership interest in Guano Distributors (Pty) Ltd. to us. On June 28, 2006, we amended our Articles of Incorporation to change our name to Ecoland International, Inc. On March 13, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “Ecoland International Inc.” to “Novus Robotics Inc.” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 13, 2012 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated February 21, 2012 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated February 21, 2012. We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 10, 2012.

Reverse Stock Split

On October 26, 2015, the Board of Directors and our majority shareholders approved a reverse stock split of one for three hundred (1:300) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Reverse Stock Split. Our articles of incorporation do not authorize cumulative voting. As of the record date of October 26, 2015, we had 111,370,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 65,564,000 votes, which represented approximately 58.54% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Reverse Stock Split described herein in a unanimous written consent dated October 26, 2015. See “Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities”.

The Board of Directors had previously considered factors regarding their approval of the Reverse Stock Split including, but not limited to: (i) the current volume of trading and trading price of our shares of common stock on the OTCQB Market and potential to increase the marketability and liquidity of our common stock based on structuring of potential business operations and acquisition; and (ii) limitation of marketability of our common stock among brokerage firms and institutional investors based upon current per-share price. Our Board of Directors approved the Reverse Stock Split and recommended the majority shareholders of the Company review and approve the Reverse Stock Split.

The Reverse Stock Split was effected on January 21, 2016 based upon the filing of appropriate documentation with FINRA. The Reverse Stock Split decreased the Company’s total issued and outstanding shares of common stock from approximately 111,370,000 shares to 371,233 shares of common stock. The common stock will continue to be $0.001 par value. The trading symbol of the Company will have a “D” placed on the ticker symbol for twenty business days from the effective date of the Reverse Stock Split. After twenty business days has passed, the Company’s trading symbol will continue to be “NRBT”. Our new cusip number is 670011H207. Our trading symbol continues to be “NRBT”.

Share Exchange Agreement

Ecoland International, Inc., now known as Novus Robotics Inc., D&R Technology Inc., a private corporation (“D&R Technology”) and, Berardino Paolucci and Drakso Karanovic, the shareholders of D&R Technology Inc. (the “D&R Shareholders”) entered into that certain share exchange agreement dated January 27, 2012 (the “Share Exchange Agreement”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 pre-Reverse Stock Split shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology its wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of our shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology. This resulted in a change in control and our overall business operations thus bringing potential value to our shareholders. D&R Technology was previously the wholly-owned subsidiary of D Mecatronics Inc., a Delaware corporation. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares were previously held by D Mecatronics on behalf of these shareholders).

Escrow Agreement. On June 4, 2013, our Board of Directors authorized the execution of that certain escrow agreement dated June 4, 2013 (the “Escrow Agreement”) with Manhattan Transfer Registrar Co., our transfer agent (“Manhattan Transfer”). As disclosed in previous filings with the Securities and Exchange Commission, on approximately November 10, 2011, D Mecatronics Inc. (“D Mecatronics”) spun-off our wholly-owned subsidiary, D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares were being held by D Mecatronics on behalf of these shareholders). The transfer agent for D Mecatronics at the time of the spin-off was Global Sentry Equity Transfer Inc. (“Global Sentry”). At the time of the spin-off, management of D Mecatronics had attempted on several occasions to contact Global Sentry with regards to its shareholder list and records. However, any and all attempts were to no avail. To date, D Mecatronics has not been able to obtain any of its records, including a shareholders list, from Global Sentry. Management has no knowledge or information as to the whereabouts of Global Sentry or its management nor of the location of its records and shareholders list. This has impeded the issuance of the shares of D&R Technology to the appropriate 28% minority shareholders of D Mecatronics and thus the reason why D Mecatronics was holding the shares in trust for the benefit of its shareholders.

Subsequently, we entered into the Share Exchange Agreement. Our Board of Directors had approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 pre-Reverse Stock Split shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which held the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary. The Board of Directors deemed it in the best interests of the shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology.

The majority shareholders of D&R Technology approved the Share Exchange Agreement as did its Board of Directors. The Board of Directors of D&R Technology resolved in its board resolutions to issue to D Mecatronics the 16,520,000 pre-Reverse Stock Split shares to be issued to the missing 28% minority shareholders of D&R Technology (who are also the unknown shareholders of D Mecatronics). Therefore, D Mecatronics held in trust and for the benefit of its unknown shareholders (and as shareholders of D&R Technology) the shares to be issued to them by the Company. D Mecatronics is in the process of attempting to locate the transfer agent in order to obtain its records.

We are also in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics returned to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate was issued to Manhattan Transfer as trustee in the aggregate denomination of 16,520,000 shares to be held in escrow. Together with Manhattan Transfer, we created a shareholders list (the “Shareholders List”) indicating each record owner of the shares. Subsequent to the date of the Escrow Agreement, Manhattan Transfer has released shares to certain of the persons indicated on the Shareholders List. As of the date of this Quarterly Report, Manhattan Transfer has issued approximately 5,331,641 of the 16,520,000 pre-Reverse Stock Split shares held in escrow to the shareholders listed on the Shareholder List.

We have placed on our website www.novusrobotics.com under “Investor Relations” contact information to be used by persons/entities that believe they were shareholders of D Mecatronics. Such individuals/entities should contact our management.

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

Technology Purchase Agreement

On February 25, 2016, our Board of Directors authorized the execution of that certain technology purchase agreement dated February 25, 2016 (the “Technology Purchase Agreement”) among the Company and Berardino Paolucci, our President/CEO and a member of the Board of Directors, and Drasko Karanovic, a member of the Board of Directors (collectively, the “Sellers”). The Sellers had previously researched, created and developed medical robotics technology, which deals with the design, construction and operation of robots in automation for medical and surgical purposes (“Medical Robotic Technology”).

In accordance with the terms and provisions of the Technology Purchase Agreement, we acquired all of the Sellers’ right, title and interest in and to certain assets as follows (the “Assets”):

(a) All plans, specifications, drawings, concepts, designs, prototypes, techniques, tools, diagrams, outlines, descriptions, information, data, engineering studies and reports, test results, models, manufacturing processes and flowcharts;

(b) All raw materials, supplies, work in progress, finished product and lists of suppliers;

(c) All software programs and software code relating thereto, if any and all copies and tangible embodiments of the software programs and software code (in source and object code form), together with all documentation related to such programs and code;

(d) All intellectual property rights including, but not limited to, future patent applications, patents, trademarks, trade names, copyrights, exercisable or available in any jurisdiction of the world, and the exclusive right for Purchaser to hold itself out to be the successor to the Medical Robotic Technology business of Sellers;

(e) All licenses to the Assets and properties of third parties (including licenses with respect to intellectual property rights owned by third parties);

(f) Claims, causes of actions, royalty rights, deposits, and rights and claims to refunds (including tax refunds) and adjustments of any kind (including rights to set-off and recoupment), and insurance proceeds;

(g) All Internet domain names and registrations that are held or owned by Sellers which relate or refer to the business or Assets;

(h) All franchises, permits, licenses, agreements, waivers, and authorizations from, issued, or granted by any governmental authority; and

(i) Copies of marketing and sales information, including potential pricing and customer lists.

In further accordance with the terms and provisions of the Technology Purchase Agreement, we issued to each of Messrs. Paolucci and Karanovic 500,000 shares of our Series B Preferred Stock and 24,500,000 post-Reverse Stock Split shares of restricted common stock. See “Item 5. See “Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

The Sellers each represented and confirmed that Berardino Paolucci is the Chief Executive Officer/President and a member of the Board of Directors and Drasko Karanovic is a member of the Board of Directors of the Company, that both Berardino Paolucci and Drasko Karanovic acknowledged and confirmed their fiduciary duties as such, and that Berardino Paolucci and Drasko Karanovic and we have negotiated in good faith with the best interests of our shareholders in consideration of the transaction.

Industry

The automotive parts industry is divided into three tiers of original equipment manufacturers (“OEMs”), which supply automotive manufacturers with parts for new vehicles, and the aftermarket parts suppliers, which manufacture parts for used vehicles.

The automobile industry is one of the largest sectors of the global economy. In 2011, a market research firm valued the global automobile components sector at over $1.8 trillion dollars and the global automotive parts and equipment sector at almost $600,000,000. The global automotive manufacturing industry operates in an increasingly aggressive marketplace whose performance is tied directly to performance of the large and growing retail automobile industry. The top six companies in the global manufacturing industry are General Motors (GM), Toyota, Ford, Daimler/Chrysler, Volkswagen and Honda and, of those, the Corporation’s subsidiary, D&R Technology, has produced machines supplying parts and components for five of the top six manufacturers. The systems that we build for our customers are for Tier 1 OEM suppliers. An OEM supplier is an “original equipment manufacturer or, in other words, a company that manufactures products or components that are purchased by a company and retailed under that purchasing company’s brand name. OEM refers to the company that originally manufactured the product. When referring to automotive parts, OEM designates a replacement part made by the manufacturer of the original part. In this usage, OEM means “original equipment from manufacturer” The Tier I OEM suppliers deal directly with the automakers - General Motors, Ford, Nissan, Honda, Toyota, Hyundai etc. We supply the systems to the Tier 1 OEM suppliers that produce the seats, front dashboards and other products for the big automakers.

The automotive industry marketplace is the nation’s largest manufacturing industry. It is a marketplace with an estimated value in the hundreds of billions. The nation’s automotive manufacturing industry is tied to the U.S. automotive industry, which is considered one of the largest automotive retail marketplaces in the world. Management reviews marketplace press releases which state that economies are growing steadily from last year and that over the next five years, older automobiles will need to be replaced. India and China are cited as requiring more products for their growing population. Management believes that this demand will require more systems by the Tier 1 OEMs. See “Behind the Wheel” with Phil LeBeau, CNBC Correspondent, published March 15, 2012 and Edmunds.com May 2012 “Auto Sales Forecast: Steady Pace Continues as Summer Approaches”.

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

At conception of the project, we review component designs and provide suggestions to our customers to reduce manufacturing costs. We work with customers to ensure that proposed systems strike the right balance of throughput, flexibility, automation and tooling/capital budgets. Throughout the project, our team managers work to keep the customer’s team informed with progress updates, highlighting decision points and tracking component design changes. Our designs and technologist work to ensure that our production solutions are robust, reliable and maintainable. We collaborate with our technology partners to ensure that every aspect is leading edge and proven reliable. Ultimately, we work with our customers to ensure that our production solutions provide value to every level of their organization.

Our value propositions regarding our machinery products and services are: (i) delivery – providing on-time delivery thereby reducing customer inventory and providing them with overall cost reduction; (ii) quality – products and services that we deliver are of high quality and have attributes that enable customers to carry out their business functions; and (iii) price – products are competitively priced thus helping customers control their own overhead and expenses. We work with our customers on a one-to-one basis to the best of its ability to keep our prices competitive and within the customers’ budgets. When our customers desire to bid on jobs, they contact and provide us with certain prerequisites. We then discuss their respective needs and start to compile all relevant information into a request for quote file. We then review all compiled information and submit to the customer its quotation regarding pricing. We have a very broad and diverse field that we have developed from which to obtain certain pricing. We would not receive purchase orders to provide our services to our respective customers if our prices were not competitive in the marketplace. Therefore, we believe we offer very competitive pricing based upon prior successful demand and awards for our products and services.

Our primary focus will be placed on product engineering and manufacturing processes to ensure the highest quality, high level of product features, and the most efficient manufacturing process possible. We will focus our market offerings on two major customer groups: (i) automobile seating manufacturers; and (ii) manufacturers of tubing products. Our products are listed below:

Seat Frame System is comprised of the following of which all components thereof are designed and manufactured by the Corporation:

●	Unbundler, Weld seam station with Roland Seamfinder, CNC bending stations with barcode readers,

●	Transfers, Reject Station, Vertical 4- post press module with tooling change options

●	Material Handling Robots, Exit racks and Safety Fences.

●	IP Tube System: Instrument Panel Tube machine makes the bent tube form that holds your steering wheel, gauges etc. All of these components are held on a tube form.

●	IP Beam System: Instrument Panel Beam process line: the machine that produces the beams – which are made from larger diameter tubes for the front and car doors

●	Integrated Bend-Weld System is a system that will transfer the formed tube to a welding station to be welded to the bottom of the seat frame.

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

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”). During the past two years ended December 31, 2015 and 2014, D&R Technology has received purchase orders from JCI in the amount of $350,182 and $1,379,083, respectively. Currently, JCI is one of our major customers after the recession of 2009 through 2010 in which some of our previous customers went into bankruptcy or were acquired by larger companies. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2015, we were dependent on JCI for its business of which completed sales and receivables constitutes 53% and 20%, respectively of our revenue. For fiscal year ended December 31, 2014, more than 58% sales and 90% of our receivable were attributable to JCI.

We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Our business relationship with JCI is well established having commenced in 2004 with Berardino Paolucci, our President/Chief Executive Officer, and Drasko Karanovic, a member of the Board of Directors. Both individuals established a strong relationship with JCI during their tenure at Dieco Technology based upon their respective extensive knowledge of JCI’s machines and the manufacturing and servicing section of JCI.

We also produce a 420A system to produce new seat frames. The system is built for Toyota Boshoku Emire, Ontario, to produce the seat frame to be used in their plants for the Rav 4 production. During 2014 and 2013, D&R Technology received purchase orders from Toyota Boshoku in the amounts of $146,101 and $2,500, respectively. During 2011, D&R Technology received purchase orders from Toyota Boshoku in the aggregate amount of $242,159. During 2015, we received orders for $3,500 for spare parts.

The material terms regarding the purchase orders are as follows: (i) progress payment terms consisting of $30% at award of purchase order, 30% at approximate eighty percent completion, 30% at acceptance, and 10% net thirty days’ (ii) completion time for designing and building system is generally 23 to 26 weeks; (iii) if spare parts required to construct system, delivery is 3 to 10 weeks from receipt of purchase order and terms for spare parts are net 45 days; and (iv) orders cancellable but in the event engineering and purchase orders for items with a long delivery time are placed with our suppliers, the customer is liable for any time, material and costs incurred.

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

Employees

We employ fourteen (14) full time employees and two (2) contract engineers. This fluctuates depending on our workload. We also uses temporary employees that have previously worked for us as required depending on the workload. We also have our President/Chief Executive Officer, Berardino Paolucci, and a member of our Board of Directors, Drasko Karanovic, on a full-time basis. These individuals are primarily responsible for all of our day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred approximately $250,000 during the past two fiscal years on research and development for products. None of these research or development costs are borne by the customer. The costs are in our Cost of Sales and Engineering Labour accounts.

INTELLECTUAL PROPERTY

We currently use the Rockwell Automation system in our machines. We purchase on a yearly basis the automation portion of the system directly from Rockwell Automation, which is known as a “tool kit”. The tool kit enables us to receive updates, upgrades, technical assistance with the portion of the automation system that we use. We must use the supplier that the customer designates in their specifications when the customer orders the tube bending system from us. Each customer has their own preference regarding the supplier for this part of the machine. We do not have an exclusive requirements contract with Rockwell Automation. There are a substantial number of other companies in the marketplace that offer the automated portion of the control system.

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

●

Operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically do not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders shipped in that quarter.

●	We must incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from its customers. This makes it difficult for us to adjust our costs in response to a revenue shortfall, which could adversely affect our operating results.

Engineering and production capacities that do not match demand for our products could result in lost sales or in a reduction in its gross margins. Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine capacities based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which make it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. The following problems could occur as a result of these differences:

●	If demand for our products is below our forecasts, we could produce excess personnel or have excess manufacturing capacity. Excess personnel could negatively impact our cash flows and could result in higher design costs. Excess manufacturing capacity could result in higher production costs per unit and lower margins.

●	If demand for our products exceeds our forecasts, we could have to rapidly ramp up production. We depend on suppliers and manufacturers to provide components and sub-assemblies. As a result, we may not be able to increase our production levels to meet unexpected demand and could lose sales in the short term while we try to increase production. If customers turn to competitive sources of supply to meet their needs, our revenues could be adversely affected.

●	Rapidly increasing our production levels to meet unanticipated customer demand could result in higher costs for components and sub-assemblies, increased expenditures for freight to expedite delivery of materials or finished goods, and higher overtime costs and other expenses. These higher expenditures could result in lower gross margins.

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

12

●

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

●	Forecasting, planning and supply chain logistics. With the growth of our product portfolio, we will also experience increased complexity in forecasting customer demand and in planning for production and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

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

We have significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”). During the past two years ended December 31, 2015 and December 31, 2014, D&R Technology has received purchase orders from JCI in the amount of $350,182 and $1,379,083, respectively. Currently, JCI is one of our major customers. Thus, we have significant economic and commercial dependence on JCI. As a result, we are subject to significant financial risk in the event of the financial distress of JCI. For the year ended December 31, 2015, we were dependent on JCI for its business of which completed sales and receivables constitutes 53% and 20%, respectively of our revenue. For fiscal year ended December 31, 2014, more than 58% sales and 90% of our receivable were attributable to JCI. We do not have an exclusive agreement with JCI and rely upon bids and subsequent purchase orders. Any decline or interruption in orders received from JCI may adversely affect our revenues and operating results.

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

We are also increasing our reliance on technologies that we acquire from others. We rely on third parties for the automated control portion of the system. We purchase the computers’ logic component from Rockwell Automation and pay an annual fee to enable us to get updates/upgrades and technical support to the logic portion of the system. We may find it necessary or desirable in the future to obtain licenses or other rights relating to one or more of our products or to current or future technologies. These licenses or other rights may not be available on commercially reasonable terms or at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition and operating results. Moreover, the use of intellectual property licensed from third parties may limit our ability to protect the proprietary rights in our products.

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

The Share Exchange Agreement required us to change our name to “Novus Robotics Inc.”. The Board of Directors and the shareholders holding a majority of the total issued and outstanding shares voted their respective approval regarding the name change. The Board of Directors authorized the name change to better reflect our future business operations and deemed it in the best interests of the shareholders to effect the change in corporate name. Management was not aware that we were required to file an Information Statement Under Section 14(c) of the Securities Exchange Act, as amended, advising the shareholders of the pending corporate action. No Information Statement was filed with the Securities and Exchange Commission and may be deemed in non-compliance with Section 14 of the Securities Exchange Act.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its shares of common stock issued to the shareholders of D Mecatronics in connection with the spin-off of D&R Technology.

In accordance with the five conditions listed in Section 4.A of Staff Legal Bulletin No. 4 (September 16, 1977), the shares of stock issued by D&R Technology to the shareholders of D Mecatronics in connection with the spin-off of D&R Technology were required to be registered. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares are currently being held by D Mecatronics on behalf of these shareholders). The transfer agent for D Mecatronics at the time of the spin-off was Global Sentry Equity Transfer Inc. (“Global Sentry”). At the time of the spin-off, management of D Mecatronics had attempted on several occasions to contact Global Sentry with regards to its shareholder list and records. However, any and all attempts were to no avail. To date, D Mecatronics has not been able to obtain any of its records, including a shareholders list, from Global Sentry. Management has no knowledge or information as to the whereabouts of Global Sentry or its management nor of the location of its records and shareholders list. This has impeded the issuance of the shares of D&R Technology to the appropriate 28% minority shareholders of D Mecatronics and thus the reason why D Mecatronics is holding the shares in trust for the benefit of its shareholders. The majority shareholders of D Mecatronics and of D&R Technology were Messrs. Berardino Paolucci and Drakso Karanovic. The other minority shareholders represented only approximately 28% of the total shares issued and, thus, our management made a decision to proceed with the Share Exchange Agreement since it would be in the best interests of both our shareholders, then known as Ecoland International Inc., and the shareholders of D&R Technology. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics (which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary.

Section 12(a)(1) of the Securities Act imposes liability on persons who offer or sell securities in violation of the Securities Act’s registration requirements. Section 12(a)(1) allows purchasers to sue sellers for offering or selling a non-exempt security without registering it. D&R Technology, our wholly-owned subsidiary, could face civil liability from a shareholder for offering its shares of common stock to the shareholders of D Mecatronics without registering those shares in a registration statement under the Securities Act of 1933. Moreover, Section 12(a)(1) further provides that as long as the shareholder can prove a direct link between the shareholder and D&R Technology, and the suit is within the statute of limitations, the shareholder may obtain rescission, interest or damages if the shareholder sells his securities for less than he purchased them.

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

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock

●	technological innovations or new products and services by us or our competitors;

●	intellectual property disputes;

●	additions or departures of key personnel;

●	the depth and liquidity of the market for the shares;

●	quarter-to-quarter variations in our operating results;

●	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

●	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

●	our dividend policy; and

●	general economic and market conditions.

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

After giving effect to the Reverse Stock Split, there are approximately 449,704,500 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Subsequent to year end December 31, 2015, an additional 24,500,000 shares of common stock were issued each to Messrs. Paolucci and Karanovic with regards to the Technology Purchase Agreement. Although we have no other commitments as of the date of this Annual Report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

●	may significantly dilute the equity interest of our existing stockholders; and

●	may adversely affect prevailing market prices for our common stock.

We have the authority and ability to issue preferred shares of stock and to designate the respective rights and preferences.

When designated by the Board of Directors, the rights of the preferred stock could negatively affect holders of common stock and make it more difficult to effect a change of control. As of the date of this Annual Report, the Board of Directors has created Series A and Series B preferred shares. The Board of Directors is authorized by our articles of incorporation to create and issue preferred stock. Certain of the rights of holders of preferred stock will take precedence over the rights of holders of common stock and may be entitled to a preference upon liquidation, dissolution or winding up. The shares could be convertible voluntarily at the election of the holder. See “Item 5. Market for common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities – Description of Securities.”

As of the date of this Annual Report, we have issued 1,000,000 shares of Series B Preferred Stock. Since all of our shares of preferred stock are issued and outstanding, we will need to amend our Articles of Incorporation to create further blank check preferred shares. We will need to obtain shareholder approval to amend the Articles of Incorporation to increase the authorized number of shares of preferred stock. If and when our Articles of Incorporation are amended and as future tranches of capital are received by us, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our Board of Directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our officers and directors and insiders own approximately 99.8% of the total issued and outstanding shares of our common stock and 100% of the shares of Series B preferred stock, and will be able to influence control of us or decisions made by our management. As of the date of this Annual Report, our officers, directors and insiders own approximately 99.8% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series B preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

●	A toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

The base rent is $8,400 per month. As at December 31, 2015, the aggregate minimum annual lease payments under operating lease was $58,500 for 2016. The lease expires July 31, 2016.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Annual Report and after giving effect to the Reverse Stock Split, there are 49,295,500 outstanding shares of our common stock of which approximately 284,015 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Approximately 66,666 shares of restricted common stock will be able to be sold under Rule 144 commencing April 20, 2013, which shares were issued to prior officers and directors from inception through 2009 as compensation for services rendered. The shares would be eligible for resale under Rule 144(b) one year hold period commencing April 20, 2013. We were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act and, therefore, the 66,666 shares of restricted stock available for sale under Rule 144 were affected. On December 5, 2008, prior management designated us a shell corporation, thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” April 20, 2012. Therefore, as of the date of this Annual Report, we have cured our “shell” status.

Any significant downward pressure on the price of our common stock as the shareholders sell their shares of the Corporation’s common stock could encourage short sales by the selling shareholders or others. Any such sales could place further downward pressure on the price of our common stock.

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

2014 Financial Year	High Bid	Low Bid
Fourth Quarter	$0.866	0.366
Third Quarter	$0.103	$0..633
Second Quarter	$0.193	$0.766
First Quarter	$0.19	$0.60

2015 Financial Year	High Bid	Low Bid
Fourth Quarter:	$0.03	$0.04
Third Quarter	$0.04	$0.05
Second Quarter	$0.06	$0.07
First Quarter	$0.08	$0.10

As of the date of this Annual Report, an aggregate of 49,295,500 shares of common stock were issued and outstanding and were owned by approximately 58 holders of record, based on information provided by our transfer agent.

Rule 144

On December 15, 2008, the Board of Directors changed our reporting status to a shell corporation as evidenced in the filing of a current report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008. Rule 144 will be available for the re-sale of securities by the shareholders of the Corporation one year from April 20, 2012, which is the date of filing of our Current Report on Form 8-K containing Form 10 information. As of April 20, 2013 and the date of this Annual Report, we have cured our “shell” status.

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

RECENT SALES OF UNREGISTERED SECURITIES

Convertible Notes

During fiscal year ended December 31, 2015 and to date of this Annual Report, we have issued shares of our common stock and preferred stock as follows:

On January 21, 2015, our Board of Directors authorized the issuance of an aggregate 22,720,000 pre-Reverse Stock Split (75,733 post-Reverse Stock Split) shares of restricted common stock to Berardino Paolucci, our President/Chief Executive Officer (“Paoulcci”). We had previously issued that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the “Treanor Convertible Note”), to Stephen Treanor (“Treanor”), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Treanor (the “Treanor Settlement Agreement”). We had also previously issued that certain convertible promissory note dated April 15, 2008 in the principal amount of $40,000.00 (the “Boyle Convertible Note”), to Donna Boyle (“Boyle”), which all the principal and accrued interest in the amount of $41,600.00 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Boyle (the “Boyle Settlement Agreement”). And, lastly, we had previously issued that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the “Russell Convertible Note”), to Raymond Russell (“Russell”), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Russell (the “Russell Settlement Agreement”).

In accordance with the terms and provisions of the Share Exchange Agreement, we acquired all of the total issued and outstanding shares of D Mecatronics in exchange for the issuance of shares of its common stock to the D Mecatronic Shareholders and the assignment the Treanor Convertible Note, the Boyle Convertible Note and the Russell Convertible Note. Treanor thus subsequently entered into that certain assignment of settlement agreement dated January 2, 2013 (the “Treanor Assignment of Settlement Agreement”), with Paolucci pursuant to which Treanor assigned to Paolucci all of his right, title and interest in and to the Treanor Settlement Agreement and the issuance of shares. Russell also subsequently entered into that certain assignment of settlement agreement dated January 2, 2013 (the “Russell Assignment of Settlement Agreement”), with Paolucci pursuant to which Russell assigned to Paolucci all of his right, title and interest in and to the Russell Settlement Agreement and the issuance of shares. Lastly, Boyle also subsequently entered into that certain assignment of settlement agreement dated January 2, 2013 (the “Boyle Assignment of Settlement Agreement”), with Paolucci pursuant to which Boyle assigned to Paolucci all of her right, title and interest in and to the Boyle Settlement Agreement and the issuance of shares.

We received certain conversion notices dated January 21, 2015 from Paolucci (collectively, the “Conversion Notices”) and authorized the issuance to Paolucci of 7,200,000 shares of its pre-Reverse Stock split (24,000 post-Reverse Stock Split) restricted common stock in accordance with the Treanor Assignment of Settlement Agreement, a further 7,200,000 pre-Reverse Stock Split (24,000 post-Reverse Stock Split) shares of its restricted common stock in accordance with the Russell Assignment of Settlement Agreement and a further 8,320,000 pre-Reverse Stock Split (27,733 post-Reverse Stock Split) shares of its restricted common stock in accordance with the Boyle Assignment of Settlement Agreement.

We acknowledged the Treanor Convertible Note, the Russell Convertible Note and the Boyle Convertible Note (which have all been evidenced on our audited financial statements) and the payment by us to Paolucci during December 2014 of an aggregate $86,939.69 regarding the remaining debt due and owing (the “Repayment of Debt”). We further acknowledged that pursuant to the Repayment of Debt and the issuance of an aggregate 22,720,000 pre-Reverse Stock Split (75,733 post-Reverse Stock Split) shares of common stock to Paolucci, the Treanor Convertible Note, the Russell Convertible Note and the Boyle Convertible Note are fully satisfied and any and all debt due and owing thereunder extinguished.

The shares were issued in a private transaction to Paolucci, a non-United States resident, in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Paolucci acknowledged that the securities to be issued have not been registered under the Sec45.83urities Act and that he understood the economic risk of an investment in the securities.

Cancellation of Shares. Our Board of Directors has been advised by our current auditors that at the time of financial accounting and treatment of consummation of the Share Exchange Agreement, there were inaccuracies regarding the amounts recorded due and owing under the Russell Convertible Note, the Treanor Convertible Note and the Boyle Convertible Note and hence the amounts that we were still contractually obligated on the respective notes were also incorrect. Therefore, Mr. Paolucci has returned to the transfer agent his share certificate evidencing the issuance of the 22,720,000 pre-Reverse Stock Split shares of restricted common stock and, as reduced to 75,733 shares of common stock per the Reverse Stock Split, returned the 75,733 shares to treasury. See “Item 12. Beneficial Ownership Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Technology Purchase Agreement

On March 15, 2016 and in accordance with the terms and provisions of the Technology Purchase Agreement, our Board of Directors authorized the issuance of an aggregate 500,000 shares of our Series B preferred stock and 24,500,000 post-Reverse Stock Split shares of restricted common stock to each of Berardino Paolucci, our President/Chief Executive Officer, and Drasko Karanovic.

The shares were valued at par and issued in a private transaction to the two non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). None of the shares have been registered under the Securities Act or under any state securities laws and, therefore, may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

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

Capital Stock Issued and Outstanding

As of the date of this Annual Report, our issued and outstanding securities are as follows:

●	49,295,500 shares of common stock;

●	1,000,000 shares of Series B preferred stock;

●	No options to purchase any capital stock, one remaining convertible note that is convertible into capital stock; and

●	No warrants to purchase any capital stock or securities convertible into capital stock. .

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

Description of Preferred Stock

Creation of Series A Preferred Stock

Effective July 27, 2010, we filed with the Secretary of State of the State of Nevada, a Certificate of Designation creating one hundred (100) shares, designated as “Series A Preferred Stock.” The shares of Series A Preferred Stock may be issued from time to time by our Board of Directors. None of the shares of Series A Preferred Stock have been issued.

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

For the Years Ended December 31,	2015	2014

Revenue	$1,637,381	$2,351,081

Cost of sales	1,060,192	1,419,951
Gross Profit	577,189	931,130

Expenses
Compensation	589,610	513,266
Occupancy costs	67,173	80,662
Travel	44,621	49,995
Professional fees	119,108	68,734
Communication	10,686	18,082
Office and general	89,776	115,839

Total operating expenses	920,974	846,577

Income (loss) before other income	(343,785)	84,554

Other income
Foreign exchange gain	(166,671)	(91,540)
Recovery of scientific research and development expenditures	(72,453)	-0-

Total Other Income	(239,124)	(91,540)
Net Income (loss)	(104,661)	176,094
Other comprehensive loss
Foreign exchange adjustment	(293,308)	(72,527)

Comprehensive income (loss)	$(397,969)	$103,567

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue. We generated revenue during the year ended December 31, 2015 in the amount of $1,637,381 compared to $2,351,081 generated during the year period ended December 31, 2014. Overall, revenue decreased primarily due to a decreased number retrofit systems completed year over year. Major components of the revenue mix for change from December 31, 2014 to December 31, 2015 are as follows:

a.	Prototypes Parts & Service – decreased by $45,150 due to a decline in orders year over year

b.	Spare Parts – increased $144,171 for parts required by many customers including JCI, Constellium, PWO – Kitchener, JCI – Mexico and JCI. – Athens to replace worn parts.

c.	Retrofit Systems – decrease of $348,083. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, JCI-Athens, Toyota- Elmira and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for Retooling work for JCI Plymouth, Honda and Toyota was completed in the third quarter of 2014. No significant work in this area has been completed since Q1 2015.

d.	Seat Frame System – increase of $559,487. There were three machines completed and sold in 2015 while one machine was completed and sold in the same time frame in 2014.

e.	Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the year ended December 31, 2015, cost of sales was $1,060,192 compared to $1,419,951 during the year ended December 31, 2014; the decrease explained by the difference in product sale mix. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the year ended December 31, 2015.

Gross Profit. Thus, based on the above, our gross profit decreased to $577,189 for the year ended December 31, 2015 from $931,130 during the year ended December 31, 2014.

Operating expenses: During the year ended December 31, 2015, we incurred operating expenses in the amount of $920,974 compared to operating expenses incurred during the year ended December 31, 2014 of $846,577. Operating expenses include: (i) compensation of $589,610 (2014: $513,266); (ii) occupancy costs of $67,173 (2014: $80,662); (iii) travel of $44,621 (2014: $49,995); (iv) professional fees of $119,108 (2014: $68,734); (v) communication of $10,686 (2014: $10,082); and (vi) office and general of $89,776 (2014: $115,839). Compensation increased by $76,344 during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to less manufacturing work completed and a great portion of labor being absorbed in the general and administrative function. In 2014, the work mix was quite different and these costs were included in the cost of goods sold. Professional fees increased by $50,374 during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to costs associated with the ongoing audits and quarterly reviews by the external accountants, assistance provided by legal counsel and consulting charges to assist in determining recoverable scientific research and development expenses. Office and general expenses declined by $26,063 due to efforts by management to the reduce overhead expenses in an effort to continue to stream line operations.

Foreign exchange: The continued weakening Canadian dollar in 2015 against the United States dollar resulted during fiscal year 2015 in a realized foreign exchange gain of $166,671 compared to $91,540 in 2014, in denominations transacted and settled in foreign currencies, primarily being sales to the United States (USD) from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Recovery of scientific Research and Development Expenditures: During the year ended December 31, 2015, we recognized $72,454 (2014: $-0-) in recovery of scientific research and development expenditures.

Net Income (loss). Thus, this resulted in net loss of ($104,661) during fiscal year ended December 31, 2015 compared to net income of $176,094 during fiscal year ended December 31, 2014.

Other Comprehensive income (loss). During fiscal year ended December 31, 2015, our unrealized foreign exchange adjustment was ($293,308) compared to fiscal year ended December 31, 2013 of an unrealized foreign exchange adjustment of ($72,527).

Comprehensive income (loss). Thus, this resulted in comprehensive loss of ($397,969) or ($0.35) per share) for fiscal year ended December 31, 2015 compared to comprehensive income of $103,567 or $0.60 per share for fiscal year ended December 31, 2014. The weighted average number of shares outstanding was 7,860,464 for each of the fiscal years ended December 31, 2015 and December 31, 2014, respectively, taking into effect the Reverse Stock Split.

L IQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2015

As at fiscal year ended December 31, 2015, our current assets were $1,053,443 and our current liabilities were $583,919, which resulted in a working capital surplus of $469,524. As of the fiscal year ended December 31, 2015, current assets were comprised of: (i) $493,843 in cash; (ii) $316,597 in accounts receivable, net; (iii) $210,286 in inventory; (iv) $19,435 in sales taxes recoverable; (v) $10,944 in security deposits; and (vi) $2,338 in prepaid expense. As at fiscal year ended December 31, 2015, current liabilities were comprised of: (i) $182,558 in accounts payable and accrued expenses; (ii) $37,825 in convertible note payable; (iii) $349,029 in customer deposits; (iv) $7,977 in warranty provision; and (v) $6,529 in current portion of obligation under capital lease.

As of the fiscal year ended December 31, 2015, our total assets were $1,190,842 comprised of: (i) current assets of $1,053,443; and (ii) fixed assets, net of depreciation of $137,399. The decrease in total assets during fiscal year ended December 31, 2015 from fiscal year ended December 31, 2014 was primarily due to a decrease in cash of $283,775.

As of December 31, 2015, our total liabilities were $605,903 comprised of: (i) $583,919 in current liabilities; and (ii) $21,984 in obligation under capital lease. The increase in liabilities during fiscal year ended December 31, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in customer deposits of $208,686 due to the timing of future completion of projects at year end 2014 compared to 2013.

Stockholders’ equity decreased from $982,908 for fiscal year ended December 31, 2014 to $584,939 for fiscal year ended December 31, 2015.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For fiscal year ended December 31, 2015, net cash flows provided by operating activities was $1,569 compared to $71,937 for fiscal year ended December 31, 2014. Net cash flows provided by operating activities consisted primarily of net loss of ($104,661) (2014: $176,094), which was partially adjusted by $23,982 ((2014: $29,876) in depreciation. The reduction in depreciation expense is due to the increased plant production in 2015 resulting in a greater amount capitalized as a product cost in 2015. Net cash flows provided by operating activities was further changed by: (i) an increase of $119,744 (2014: $92,652) in accounts receivable; (ii) an increase of $9,480 (2014: ($100,060) in inventory; (iii) a decrease of $665 (2014: ($2,848) in pre-paid expenses; (iv) a decrease of $2,059 (2014: $1,180) in security deposits; (v) a decrease of $15,052 (2014: $125,817) in accounts payable and accrued expenses; (vi) an increase of $208,686 (2014: ($179,993)) in deferred revenue; (vii) a decrease of $1,207 (2014: $10,143) in warranty payable; and (viii) an increase of $16,322 (2014: ($9,124)) in taxes recoverable.

Cash Flows from Investing Activities

We used cash of $43,118 in investing activities during fiscal year ended December 31, 2015 which consisted of $43,118 in purchase of fixed assets. We used cash of $11,611 in investing activities during fiscal year ended December 31, 2014 in purchase of fixed assets.

Cash Flows From Financing Activities

We used cash of $10,132 in financing activities during fiscal year ended December 31, 2015, which consisted of $1,130. In payment of in obligation under capital lease, and $9,001 in repayments on obligations of convertible debenture. During fiscal year ended December 31, 2014, cash used in financing activities was $176,599, which consisted of $176,599 in repayment of convertible debenture.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2015 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2016, however, we may also not achieve that level of revenue.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We have $348,000 of project work in process at the end of December 31, 2015 with a total contract value of approximately $914,000. We have received committed future orders of over $1,460,000, which are anticipated to be completed during the first half of 2016. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in footnote no. 2 to the financial statements, there have been no recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year 2015 and 2014 or which are expected to impact future periods that were not already adopted or disclosed in prior periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Novus Robotics, Inc.

We have audited the accompanying consolidated balance sheet of Novus Robotics, Inc. as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. Novus Robotics, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novus Robotics, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fruci & Associates II, PLLC
Spokane, Washington
April 20, 2016

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
September 29, 2015

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
		Restated
ASSETS
Current assets
Cash	$493,843	$777,618
Amounts receivable, net	316,597	196,852
Inventory	210,286	200,806
Sales tax recoverable	19,435	35,757
Security deposits	10,944	13,003
Prepaid expense	2,338	3,004
Total current assets	1,053,443	1,227,039

Fixed assets
Fixed assets, net of deprecation	137,399	112,006
Total assets	$1,190,842	$1,339,046

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$182,558	$197,610
Convertible note payable	37,825	9,001
Customer deposits	349,029	140,343
Warranty provision	7,977	9,184
Current portion of obligation under capital lease	6,529	-
Total current liabilities	583,919	356,139

Obligation under capital lease	21,984	-
Total liabilities	605,903	356,139

COMMITMENTS AND CONTINGENCIES - Note 9	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, none outstanding	-	-
Common Stock 500,000,000 shares authorized with a par value of $0.001, 295,500 issued and outstanding (December 31, 2014 - 295,500 common shares)	296	296
Additional paid in capital	88,354	88,354
Accumulated other comprehensive loss	(341,555)	(48,247)
Retained earnings	837,844	942,505
Total stockholders’ equity	584,939	982,907

Total liabilities and stockholders’ equity	$1,190,842	$1,339,046

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the year ended December 31,	2015	2014

Revenue	$1,637,381	$2,351,081
Cost of sales	1,060,192	1,419,951
Gross Profit	577,189	931,130

Expenses
Compensation	589,610	513,266
Occupancy costs	67,173	80,662
Travel	44,621	49,995
Professional fees	119,108	68,734
Communication	10,686	18,082
Office and general	89,776	115,839
Total operating expenses	920,974	846,577

Income (loss) before other income	(343,785)	84,554

Other income
Foreign exchange gain	(166,671)	(91,540)
Recovery of scientific research and development expenditures	(72,453)	-
Total other income	(239,124)	(91,540)

Net income (loss)	(104,661)	176,094

Other comprehensive loss
Foreign exchange adjustment	(293,308)	(72,527)

Comprehensive income (loss)	$(397,969)	$103,567

Basic income (loss) per share	$(0.35)	$0.60
Diluted income (loss) per share	$(0.01)	$0.02

Weighted average number of shares outstanding - basic	295,500	295,500
Weighted average number of shares outstanding - diluted	7,860,464	7,860,464

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2015 and 2014

	Preferred Stock		Preferred Stock				Additional		Accumulated Other
	Series A		Series B		Common Stock		Paid	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Earnings	Income (Loss)	Total
								(Restated)
Balance, December 31, 2013	-	$-	-	$-	295,500	$296	$88,354	$766,411	$24,280	$879,341
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(72,527)	(72,527)
Net income	-	-	-	-	-	-	-	176,094	-	176,094
Balance, December 31, 2014	-	$-	-	$-	295,500	$296	$88,354	$942,505	$(48,247)	$982,908
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(293,308)	(293,308)
Net loss	-	-	-	-	-	-	-	(104,661)	-	(104,661)
Balance, December 31, 2015	-	$-	-	$-	295,500	296	$88,354	$837,844	$(341,555)	$584,939

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Cash Flows

For The Year Ended December 31,	2015	2014

Cash flow from operating activities
Net income (loss)	$(104,661)	$176,094
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,982	29,876
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(119,744)	92,652
Decrease (increase) in inventory	(9,480)	100,060
Decrease (increase) in prepaid expenses	665	(2,848)
Decrease (increase) in security deposits	2,059	1,180
Increase (decrease) in accounts payable and accrued expense	(15,052)	(125,817)
Increase (decrease) in deferred revenue	208,686	(179,993)
Increase (decrease) in warranty payable	(1,207)	(10,143)
Increase (decrease) in taxes recoverable/payable	16,322	(9,124)
Net cash provided by operating activities	1,569	71,937

Cash Flow from investing activity
Purchase of fixed assets	(43,118)	(11,611)
Net cash used in investing activity	(43,118)	(11,611)

Cash Flow from Financing activity
Payments on capital lease	(1,131)	-
Repayment of convertible notes payable	(9,001)	(176,599)
Net cash provided by (used in) financing activities	(10,132)	(176,599)

Effect of foreign exchange rate on changes in cash	(232,095)	8,484

Decrease in cash	(283,776)	(107,789)

Cash, beginning of year	777,618	885,407

Cash, end of year	$493,842	$777,618

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2015

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

The consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with General Accepted Accounting Principles in the United States (“U.S. GAAP”), have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2015

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Warranty provision

In assessing the warranty provision, management makes estimates related to expectations of future repair cost needed to service new seat frame sales under its two year warranty terms. These determinations and their individual assumptions require that management make a decision based on the best available information at each reporting period. There have been no significant warranty costs to date.

Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) ASC No. 360, “Property, Plant and Equipment” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At December 31, 2015, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 31, 2015, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2015

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of December 31, 2015 and December 31, 2014, factored accounts receivable were $7,970 and $192,262 respectively. Finance charges associated with the sale of factored receivable for the year ended December 31, 2015 and 2014 were $10,808 and $47,907, respectively, and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2015 and December 31, 2014, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at December 31, 2015 and 2014 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

December 31, 2015

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company’s functional currency is the Canadian dollar. Transactions in foreign currency are translated into Canadian dollars then translated into U.S. dollars for reporting in accordance with the ASC 830-30 as follows:

●	For assets and liabilities, the exchange rate at the balance sheet date shall be used.

●	For revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized shall be used.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will be able to utilize the net operating losses carried forward in future years.

Recorded in other (income) and expenses are monies recovered relating to non-refundable, federal government Scientific Research & Experimental Development (“SR&ED”) tax credits. Due to the uncertain nature of these expenditures, the Company does not record any amount until such time as the deduction is approved by Canadian provincial and federal governments. SR&ED expenditures relating to 2014 taxation year were applied to recover previously paid taxes for which the Company obtained approval and received the requisite funds in the first quarter of 2015. Novus has approximately $32,000 of non-refundable tax credits to apply against future years taxes.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2015

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,“Revenue Recognition in Financial Statements” (“SAB 101”) as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized on a percentage of completions basis and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.

2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.

3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of December 31, 2015 and 2014 customer deposits were $349,029 and $140,343 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of December 31, 2015 and 2014, warranty liability was $7,977 and $9,184.

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

Comprehensive Income

The Company has adopted ASC 220, “Comprehensive Income,” which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the balance sheet as a component of shareholders’ equity.

Recent Accounting Pronouncements

The Company evaluated the following recent accounting updates and are evaluating the potential impact upon adoption:

●	ASU 2015-02 related to amendments for consolidation analysis

●	ASU 2015-14 related to deferral of effective date for new revenue recognition standard

●	ASU 2015-17 related to deferred taxes

●	ASU 2016-01 related to financial instruments and convertible debt

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2015

3.	FIXED ASSETS

Fixed assets are comprised of the following at December 31:

	2015	2014
Office equipment	$7,425	$8,822
Computer equipment	266,577	293,682
Delivery trucks	19,950	23,704
Shop and machinery equipment	367,462	436,598
Equipment under capital lease	45,924	-
Accumulated depreciation	(569,939)	(650,800)
Total fixed assets	$137,399	$112,007

Depreciation expense for the year end December 31, 2015 was $23,982 (2014 - $29,876).

4.	CONVERTIBLE NOTES PAYABLE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at December 31, 2015, interest in the amount of $526 is owing and has been included in accounts payable and accrued expenses.

Subsequent to year end, it was determined that as of the date of the reverse merger and recapitalization between Ecoland and D&R Technologies Inc. on January 27, 2012, there were certain inaccuracies regarding the amounts recorded as owing on the convertible notes payable that were assigned to Mr. Paolucci. These notes were converted for 75,733 common shares in January 2015. Upon making this determination, Mr. Paolucci terminated the transaction, returned his shares to treasury for cancellation and reinstated the convertible notes payable under the terms and conditions referenced above. This reversal of the transaction is deemed to have occurred in 2015 for accounting purposes and the outstanding principal and accrued interest payable on the aforementioned notes have been adjusted to reflect the correct balances owing at December 31, 2015.

5.	OBLIGATION UNDER CAPITAL LEASE

The Company entered into a lease to purchase equipment in November of 2015. An initial payment of $16,900 was made with the balance of the lease to be satisfied in 36 equal monthly payments of approximately $820. The interest rate related to the lease obligation is 14% with a maturity date of November 2018 at which time the option exists to purchase the equipment for $4,600. Minimum lease payments to maturity are as follows:

Year Ending December 31:

2016	$9,840
2017	9,840
2018	9,020
28,700
Less: amount representing interest	(5,632)
Present value of minimum lease payments	$23,068

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2015

6.	COMMON AND PREFERRED STOCK

On October 26, 2015, the Board of Directors approved a reverse stock split of one for three hundred reverse stock split of the Company’s total issued and outstanding shares of common stock. The Reverse Stock Split was affected on January 21, 2016 and reduced the total number of issued and outstanding common shares from 88,650,000 to 295,500. The resultant decrease in the value attributed to the common stock was transferred to Additional Paid In Capital (“APIC”) in the amount of $88,354. All share and related stock option information presented in these consolidated financial statements has been retroactively adjusted to the reduced number of shares resulting from this transaction.

Each share of Series A Preferred Stock is convertible on a one-for-one basis into common stock, has all of the voting rights that the holders of the common shares and has the ability to elect three directors.

The Series B Preferred Stock (’Series B’) has voting rights whose holders must vote together with the common stock. Each Series B share has the same number of votes equal to 5,000 common shares and in the event of a stock split, share dividend or otherwise for the common shares will retain this voting proportion.

7.	INCOME TAXES

The Company’s primary area of operations is Canada where the statutory Federal corporate income tax rate is 26% (2014 - 26%). The following table is a reconciliation between the effective tax rate from continuing operations and the Canadian statutory tax rate.

	2015	2014

Income tax expense at federal statutory rate	$(27,735)	$46,665
Permanent and other differences	(76,853)
Change in valuation allowance	104,588	(96,742)
RD tax credit to be applied	-	50,077
Income tax expense (recovery)	$-	$-

The nature and tax effect of the temporary differences giving rise to deferred income tax assets are summarized as follows:

	2015	2014
Deferred tax liability - fixed assets	$(18,900)	$(28,043)
Deferred tax asset - tax loss carry forward	71,413	-
Deferred tax asset - R&D credit	108,683	84,651
Total deferred tax asset (liability)	161,196	56,608
Valuation allowance on deferred tax asset	(161,196)	(56,608)
Net of deferred tax asset	$-	$-

The Company’s taxes are current and filed through December 31, 2014. The business has its 2013 and 2014 taxation year ends which would be open to Canada Revenue Agency examination.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2015

7.	INCOME TAXES - continued

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company anticipates an R&D tax credit of $125,000 (2014 - $125,000), for its R&D expenditures during 2015. The Company anticipates receiving the tax credit sometime in June 2016 as such we fully anticipate offsetting the current year tax and deferred tax burden against such credit. As of the balance sheet date the credit has not been received as such a full valuation allowance was recognized for the unapplied portion. Deferred tax assets are recorded for the future tax benefit of net operating losses and tax credit carry forwards.

The Company applies the provisions of the ASC 740 “Income Taxes”. ASC 740-10 prescribes a recognition threshold and a measurement attributed for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company believes that its tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at December 31, 2015 and 2014.

8.	CONCENTRATIONS

The Company has significant economic and commercial dependence on Johnson Controls, Inc. (‘JCI’). As a result, D&R is subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2014 more than 58% sales and 90% of its receivables was to this entity. During the year ended December 31 2015, the Company was dependent on JCI for its business of which completed sales and receivables were 53% and 20% respectively. Included in customer deposits are advances received from JCI in the amount of $93,697 (2014-$55,424).

9.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month. Total payments of $58,800 are required to the lease expiration date of July 31, 2016.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

10.	SUBSEQUENT EVENT

On February 25, 2016, the Company approved the purchase of materials relating to the design, construction and operation of robots in automation for medical and surgical purposes valued at $50,000 from Mr. Dino Paolucci, a board member as well as President and CEO and Mr. Drasko Karanovic, a board member, both being related parties, in exchange for 1,000,000 Series B Preferred Shares and 49,000,000 common shares.

11.	RESTATEMENT

The Company determined that as on January 27, 2012, the date of the reverse merger and recapitalization between Ecoland and D&R Technologies Inc., that it had incorrectly recorded its purchase price deficiency in Additional Paid In Capital rather than in retained earnings. The impact of the restatement was to reclassify the deficiency from APIC to retained earnings such that APIC increased $220,803 and retained earnings decreased by $220,803. The net impact of this transaction had no effect on the net income, comprehensive income, or income (loss) per share.

12.	COMPARATIVE FIGURES

Certain of the comparative figures in the interim consolidated statements of have been reclassified to conform with the current periods presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Appointment of Fruci & Associates II, PLLC

Effective December 11, 2015, we engaged Fruci & Associates II, PLLC (“Fruci”) as our principal independent registered public accounting firm, which includes audit of the financial statements for fiscal year ended December 31, 2015. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

We also dismissed BF Borgers CPA PC (“Borgers”) as our previous principal independent registered public accounting firm effective December 11, 2015. The report of Borgers on our financial statements for fiscal year ended December 31, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our last fiscal year ended December 31, 2014, and during the subsequent period through to the date of Borger’s dismissal, there were no disagreements between us and Borgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Borgers, would have caused Borgers to make reference thereto in its reports.

The Company provided Borgers with a copy of its Current Report on Form 8-K and requested that Borgers furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Borgers agrees with the statements made in the Current Report on Form 8-K with respect to Borgers and, if not, stating the aspects with which they do not agree. We received the requested letter from Borgers wherein he has confirmed his agreement to our disclosures in the Current Report with respect to Borgers, a copy of which is attached as Exhibit 16.1 to the Current Report filed with the Securities and Exchange Commission on December 11, 2015.

In connection with our appointment of Fruci as our principal registered accounting firm at this time, we have not consulted Fruci on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our Company’s financial statements during the two most recent fiscal years (December 31, 2014 and December 31, 2013) and subsequent interim period through the date of engagement.

Engagement of BF Borgers CPA PC

Effective May 28, 2015, we engaged BF Borgers CPA PC, 5400 W. Cedar Avenue, Lakewood, Colorado 80226 (“Borgers”) as our principal independent registered public accounting firm, which included audit of the financial statements for fiscal year ended December 31, 2014. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

De Joya Griffith Resignation

By letter dated April 15, 2015, our independent registered public accounting firm, De Joya Griffith (“De Joya”) advised us that effective April 13, 2015, De Joya resigned as our independent registered public accounting firm. DeJoya resigned based on their perception of a significant increase in the risk of a material misstatement regarding our financial statements for fiscal year ended December 31, 2013.

At issue was one invoice in the amount of $98,000, which was dated in error November 29, 2012 (the “Invoice”), and revenue recognized in 2013 associated with the Invoice. De Joya is of the opinion that we had to complete an analysis and investigation of the Invoice to determine the proper accounting and, if related to previously issued financial statements, be prepared to file a non-reliance current report on Form 8-K. De Joya believed it received conflicting information from us regarding the Invoice resulting in the perceived risk of a material misstatement of our financial statements for fiscal year ended December 31, 2013. Our Board of Directors disagreed with the auditors perception regarding a “material misstatement of the financial statements” as well as advising them since the Invoice represented approximately only .04175% of total sales during fiscal year ended December 31, 2013. The Board discussed with De Joya the subject matter of their respective disagreements. The Board of Directors further authorized De Joya to respond fully to the inquiries by our newly engaged auditors concerning the subject matter of such disagreements. The Company booked an adjusting journal entry to correct the invoice and show it as revenue in the proper period and account for the funds coming in from the invoice when it was subsequently paid.

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

We provided DeJoya with a copy of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015 and requested that De Joya furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not De Joya agreed with the statements made in the Current Report on Form 8-K with respect to De Joya and, if not, stating the aspects with which they did not agree. The letter from De Joya dated April 21 2015 was filed as Exhibit 16.1 to the Current Report.

Non-Reliance on Previously Issued Financial Statements

On approximately April 13, 2015, our Board of Directors was advised by our independent public accountants, De Joya Griffith (“De Joya”) that our financial statements for fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission in our Annual Report on Form 10-K (the “Financial Statements”) could not be relied upon. At issue was one invoice in the amount of $98,000, which was dated in error November 29, 2012 (the “Invoice”), and revenue which possibly should have been recognized in 2013 associated with the Invoice. De Joya was of the opinion that we must complete an analysis and investigation of the Invoice to determine the proper accounting and, if related to previously issued financial statements, file a non-reliance current report on Form 8-K. De Joya believed it received conflicting information from us regarding the Invoice resulting in the perceived risk of a material misstatement of our Financial Statements for fiscal year ended December 31, 2013. The Board of Directors disagreed with the auditors perception regarding a “material misstatement of the financial statements” as well as advising them that the Invoice represented approximately only .04175% of total sales during fiscal year ended December 31, 2013. We filed a Current Report on Form 8-K regarding the potential non-reliance on our Financial Statements with the Securities and Exchange Commission on April 13, 2015 and amended April 22, 2015.

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

Therefore, the Financial Statements will not be amended. De Joya has re-issued its consent for inclusion in the Company’s Annual Report on Form 10-K, which contains the audited Financial Statements for fiscal year ended December 31, 2013.

We have filed an amendment to the Current Report on Form 8-K that such restatement is not necessary. Our Chief Executive Officer/President has discussed these matters disclosed in the amended filing of our Form 8-K. We have filed the amendment to the Current Report on Form 8-K (the “Amendment to 8-K”) with the Securities and Exchange Commission on September 22, 2015 disclosing that such a restatement is not necessary.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2016 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors during fiscal year ended December 31, 2015 and to current date. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age
Berardino Paolucci	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	66
H. Beth Carey	Director	66
Drasko Karanovic	Director	49

The biographies of our directors and officers are set forth below as follows:

Berardino Paolucci. Mr. Paolucci is our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer and a member of the Board of Directors since February 2012. Mr. Paolucci has been the Chief Executive Officer and director and shareholder of D&R Technology since its inception in 2004. His duties as Chief Executive Officer of D&R Technology primarily focused on the financial and manufacturing sectors since inception. Mr. Paolucci also assumed the responsibilities of the purchasing division in April 2011 for D&R Technology. Mr. Paolucci has over thirty years experience in customer and quality-focused business and provides strategic vision and leadership qualities that drive operational process, productivity, efficiency and improvement at multisite manufacturing organizations. He is an expert in combining financial and business planning with tactical execution to optimize long-term gains in performance, revenues and profitability. His breadth of experience includes quality and manufacturing operations, lean concept, root cause and corrective action preventive action (CAPA) analysis, team concepts, total preventive maintenance, set-up reduction and standard work. Mr. Paolucci has been employed by D&R Technologies Inc. from 2004 through current date where he held the position of manufacturing supervisor. His previous responsibilities included: (i) manage and direct all electrical, mechanical, hydraulic and process functions within departments; (ii) continuously impact and improve the key performance indicators across the process such as machine mechanical, hydraulic, pneumatic and electrical build, process improvement, identification and sourcing of new equipment as well as the payout and reallocation of equipment and workforce; (iii) develop and initiate appropriate actions that lead to optimizing production capabilities of all machinery, equipment and resources resulting in improved machine utilization, labor efficiency, expense reduction and on-time delivery; (iv) recommend solutions to customers for preventative maintenance, machine layouts and configuration of machinery for the purpose of proaction planning as well as responding to day to day service issues; and (v) manage and develop department’s team members by conducting regular appraisal, developing performance improvement plans, administering salary and compensation as per company policy and providing direction and support for the development of individuals within the department. The nature of his responsibilities discussed above, including the underlying requisite managerial and administrative skills, establish Mr. Paolucci’s qualification as a member of our Board of Directors and as President/Chief Executive Officer. Mr. Paolucci also owned his own machine shop and was plant foreman for Dieco Technology Inc. for over ten years where he was responsible for production, inventory, purchasing, labor and overall supervision of the plant. Dieco Technology Inc. was a Canadian based company specializing in the production of tubular steel oriented components and assemblies for automotive industry, which ceased business operations in May 2004.

Drasko Karanovic. Mr. Karanovic is a member of our Board of Directors since February 2012. Mr. Karanovic has over twenty years of experience in progressive design, supervisory and management experience in engineering fields, comprehensive knowledge of engineering technology, strong management, communication, interpersonal and customer service skills, extensive knowledge of CAD systems and tooling engineering and development expertise. He was employed with Dieco Technology from 1994 through 2004 and D Mecatronics Inc. from 2004 to current date. His responsibilities included: (i) member of senior management team in setting strategic operation direction; (ii) prepare proposals, evaluating future equipment performance and recommend improvements for new and existing products; (iii) direct personnel activities of staff, i.e. hire, train, appraise, reward, motivate, discipline, recommend termination (iv) direct, coordinate and exercise functional authority for planning, organization, control, integration and completion of engineering projects; (v) supervising staff of mechanical, electrical and hydraulic designers, production engineering support staff in the custom design, development, improvement and modification of machinery; (vi) direct the research and development effort leading to new or improved products; and (vii) develop and maintain overall product development plan so that new or improved products are timely delivered to market. The nature of the responsibilities discussed above, including the underlying requisite managerial and administrative skills, establish Mr. Karanovic’s qualification as a member of the Corporation’s Board of Directors. Mr. Karanovic was the engineering manager for over three years at Dieco Technology Inc. Dieco Technology Inc. was a Canadian based company specializing in the production of tubular steel oriented components and assemblies for automotive industry. Mr. Karanovic earned a Bachelor of Mechanical Engineer degree. Mr. Karanovic is also the President and a director of D&R Technology since inception. He is also a member of the Board of Directors for D Mecatronics since inception.

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

In June 2005, Ms. Carey became employed by D&R Technology as the accountant. Ms. Carey was required to perform substantial number of duties required to keep accounting, payroll and purchasing functioning at a high level. She provided support to executive officers in sales and projects who needed financial information, such as job costing details. She further worked with executive officers in purchasing obtaining quotes for products in order to provide cost savings and customer service contact for spare parts and shipping. Ms. Carey also prepares all financial statements for our accountant and liasons with the accountant for the preparation of the quarterly and annual financial statements. She further provides support to the auditors during the audit of our financials. The nature of her responsibilities discussed above, including the underlying requisite financial and accounting skills, establish Ms. Carey’s qualification as a member of our Board of Directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended December 31, 2015.

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

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended December 31, 2015 and 2014, our officers and directors earn certain salaries. Messrs. Paolucci and Karanovic each earn an annual salary of $208,000 and Ms. Carey earns an annual salary of $47,500.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequty Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Berardino Paolucci	2015	$208,000	$-0-					-	$208,000
(Chief Executive Officer, President,Treasurer/Chief Financial Officer and Director)	2014	$208,000	$-0-						$208,000

DIRECTOR COMPENSATION

We do not currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Name	Salary	Position

Berardino Paolucci (1)	$0	Chairman of the Board, Director

Drasko Karanovic (2)	$250,000	Director

Beth Carey (3)	$47,500	Director

(1) Mr. Paolucci earns an executive salary of $208,000, which is more fully discussed above in the Summary Compensation Table. Mr. Paolucci earned $208,000 for both fiscal year ended December 31, 2015 and December 31, 2014, respectively, in his executive capacity.

(2) Mr. Karanovic earned a salary related to employment services of $208,000 during fiscal years ended December 31, 2015 and December 31, 2014, respectively.

(3) Ms. Carey earned a salary related to employment services of $47,500 during fiscal years ended December 31, 2015 and December 31, 2014, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 18, 2016 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 49,295,500 shares of common stock and 1,000,000 shares of Series B preferred stock issued and outstanding as of April 18, 2016.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Berardino Paolucci	Common	24,596,808	(1)	49.9%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Drasko Karanovic	Common	24,547,200	(1)	49.8%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Beth Carey 7669 Kimbal Street Mississauga, Ontario	Common	-0-		0%
Canada L5S 1A7	Preferred	-0-		0%

All executive officers and	Common	49,144,008		99.7%
directors as a group (3 person)	Preferred	1,000,000		100%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. Figure takes into consideration the Reverse Stock Split of 300 to 1.

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

EXECUTIVE COMPENSATION

During fiscal year ended December 31, 2015 and December 31, 2014, our officers and directors earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $208,000 during both fiscal years ended December 31, 2015 and December 31, 2014. Ms. Carey earned an annual salary of $47,500 during both fiscal years ended December 31, 2015 and December 31, 2014. The officers and directors are salaried employees with salaries paid weekly.

SHAREHOLDER LOAN

After consummation of the Share Exchange Agreement, Mr. Paolucci loaned us an aggregate $490,650 for working capital purposes. The loan is payable upon demand with no interest The loan was paid in full during fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2015	2014
Audit fees	$81,844	$56,869
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Form 8-K.

Exhibit Number	Description

3. 1	Articles of Incorporation of Ecoland International Inc. and all amendments thereto incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007 and the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2012.

3.2	Bylaws of Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007

10.1	Share Exchange Agreement between Ecoland International Inc. and D&R Technologies Inc

10.2	Lease Agreement between STENVI STEEL CO. LTD. (The Landlord) and D & R TECHNOLOGY INC. (The Tenant) incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

10.3	Lease between Stenvi Steel Co. Ltd and D&R Technology Inc. dated March 10, 2010 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.4	Stock Purchase Agreement among D&R Technology, Inc. and certain selling shareholders of Ecoland International Inc. dated November 7, 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.5	Rescission Agreement among D&R Technology Inc. and certain shareholders of Ecoland International Inc. dated January 27, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.6	Convertible Promissory Note between Ecoland International Inc. and Stephen Treanor dated December 15, 2006 incorporated herewith as filed with the Securities and Exchange Commission as an exhibit to the SB-2 Registration Statement on April 18, 2007.

10.7	Convertible Promissory Note between Ecoland International Inc. and Raymond Russell dated December 15, 2006 incorporated herewith as filed with the Securities and Exchange Commission as an exhibit to the S-1 Registration Statement on April 18, 2007.

10.8	Convertible Promissory Note between Ecoland International Inc. and Donna Boyle dated April 15, 2008 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.9	Purchase Order 013863 dated March 6, 2012 from Broshco Fab Products incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.10	Purchase Order 39066968 dated September 14, 2011 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.11	Purchase Order 39073789 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.12	Purchase Order 39074711 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.13	Purchase Order 39079925 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.14	Purchase Order 39082436 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.15	Purchase Order 39083371 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.16	Purchase Order 39083718 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.17	Purchase Order 4006857 from Manufacturers Industrial Group incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.18	Settlement Agreement between Ecoland International Inc. and Stephen Treanor dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.19	Settlement Agreement between Ecoland International Inc. and Raymond Russell dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.20	Settlement Agreement between Ecoland International Inc. and Donna Boyle dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.21	Purchase Order 39076849 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.22	Purchase Order 39064982 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.23	Purchase Order 39043224 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.24	Purchase Order 39061937 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.25	Assignment Agreement dated January 2, 2013 between Stephen Treanor and Berardino Paolucci as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.26	Assignment Agreement dated January 2, 2013 between Raymond Russell and Berardino Paolucci as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.27	Assignment Agreement dated January 2, 2013 between Donna Boyle and Berardino Paolucci.

10.28	Purchase Order 39099733 Rev. 2 dated February 5, 2013 from Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.29	Purchase Order 50382 dated November 15, 2011 with PWO Canada Inc. as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.30	Purchase Order 182366 dated November 23, 2011 Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.31	Purchase Order 182367 Dated November 28, 2011 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.32	Purchase Order 40863 dated February 4, 2012 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.33	Purchase Order 21052074 dated March 12, 2012 with Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

16.1	Letter from De Joya Griifith LLC dated April 21, 2015 filed as exhibit to Current Report on Form 8-K regarding Item 4.01 with the Securities and Exchange Commission on April 22, 2015.

16.1.2	Letter from De Joya Griffith LLC dated April 22, 2015 filed as an exhibit to Current Report on Form 8-K regarding Item 4.02 with the Securities and Exchange Commission on April 22, 2015.

21	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012

99.1	Audited financial statements of D&R Technologies Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

99.2	Unaudited pro forma combined financial statements of D&R and Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

99.3	Press Release of Novus Robotics Inc. dated January 5, 2013 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 20, 2016.

Novus Robotics Inc.

By:	/s/ Berardino Paolucci
Berardino Paolucci
Chief Executive Officer (Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)

Each person whose signature appears below appoints Berardino Paolucci as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of View Systems, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Berardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	April 20, 2016
Berardino Paolucci

/s/ Drakso Karanovic	Director	April 20, 2016
Drasko Karanovic

/s/ H. Beth Carey	Director	April 20, 2016
H. Beth Carey

