Form 10-Q
period 2016-03-31
Novus Robotics Inc.
filed 2016-05-20
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________

Commission File No. 000-53006

Novus Robotics Inc.
(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.001

(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 16, 2016
Common Stock, $0.001	49,295,500

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$884,129	$493,843
Amounts receivable, net	428,761	316,597
Inventory	354,934	210,286
Sales tax recoverable	59,076	19,435
Security deposits	10,173	10,944
Prepaid expense	2,404	2,338
Total current assets	1,739,477	1,053,443

Fixed assets
Fixed assets, net of deprecation	145,105	137,399
Total assets	$1,884,582	$1,190,842

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$343,983	$182,558
Convertible note payable	37,825	37,825
Customer deposits	1,072,269	349,029
Warranty provision	9,993	7,977
Current portion of obligation under capital lease	6,938	6,529
Total current liabilities	1,471,010	583,919

Obligation under capital lease	21,615	21,984
Total liabilities	1,492,625	605,903

COMMITMENTS AND CONTINGENCIES - Note 9

STOCKHOLDERS’ EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2015 - Nil)	1,000	-
Common Stock
500,000,000 shares authorized with a par value of $0.001, 49,295,500 issued and outstanding
(December 31, 2015- 295,500 common shares)	49,296	296
Additional paid in capital	38,354	88,354
Accumulated other comprehensive loss	(580,951)	(341,555)
Retained earnings	884,258	837,844
Total stockholders’ equity	441,957	584,939

Total liabilities and stockholders’ equity	$1,884,582	$1,190,842

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

For the three months ended March 31,	2016	2015
		(as restated)

Revenue	$337,490	$485,182
Cost of sales	314,569	146,868
Gross Profit	22,920	338,314

Expenses
Compensation	122,226	242,089
Occupancy costs	18,317	19,326
Travel	5,331	14,248
Professional fees	14,149	26,989
Communication	2,318	2,459
Office and general	30,089	10,968
Total operating expenses	192,430	316,079

Income (loss) before other income	(169,510)	22,235

Other income
Foreign exchange (gain) loss	(215,925)	35,758
Recovery of scientific research and developmment expenditures	-	(74,719)
Total other income	(215,925)	(38,961)

Net income	46,415	61,196

Other comprehensive loss
Foreign exchange adjustment	(239,396)	(72,527)

Comprehensive income (loss)	$(192,981)	$(11,331)

Basic income/loss per share	$0.00	$0.21
Diluted income/loss per share	$0.00	$0.21

Weighted average number of shares outstanding - basic	19,141,654	295,500
Weighted average number of shares outstanding - diluted	19,141,654	295,500

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended March 31,	2016	2015

Cash flow from operating activities
Net income	$46,415	$61,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,197	9,692
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(112,164)	(255,062)
Decrease (increase) in inventory	(144,648)	285
Decrease (increase) in prepaid expenses	(66)	527
Decrease (increase) in security deposits	771	1,109
Increase (decrease) in accounts payable and accrued expense	161,426	(24,153)
Increase (decrease) in deferred revenue	723,240	203,596
Increase (decrease) in warranty payable	2,016	(3,576)
Increase (decrease) in taxes recoverable/payable	(39,641)	31,281
Net cash provided by operating activities	640,546	24,895

Cash Flow from investing activity
Purchase of fixed assets	(6,065)	-
Net cash used in investing activity	(6,065)	-

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	40	-
Net cash provided by (used in) financing activities	40	-

Effect of foreign exchange rate on changes in cash	(244,234)	2,132

Increase in cash	390,286	27,027

Cash, beginning of year	493,843	777,618

Cash, end of year	$884,129	$804,645

Non-Monetary Transaction
Purchase of assets in exchange for common and preferred shares	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2016

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

March 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2016, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of March 31, 2016 and December 31, 2015, factored accounts receivable were $18,093 and $Nil respectively. Finance charges associated with the sale of factored receivable for the quarter ended March 31, 2016 and 2015 were $543. and $1,830 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2016 and December 31, 2015, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at March 31, 2016 and December 31, 2015 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

March 31, 2016

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

March 31, 2016

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

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.

2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.

3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of March 31, 2016 and December 31, 2015 customer deposits were $1,072,269 and $349,092 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of March 31, 2016 and December 31, 2015, warranty liability was $9,993 and $7,977.

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

● ASU 2015-02 related to amendments for consolidation analysis

● ASU 2015-14 related to deferral of effective date for new revenue recognition standard

● ASU 2015-17 related to deferred taxes

● ASU 2016-01 related to financial instruments and convertible

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2016

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	March 31, 2016	December 31, 2015
Office equipment	$7,891	$7,425
Computer equipment	289,266	266,577
Delivery trucks	21,201	19,950
Shop and machinery equipment	390,507	367,462
Equipment under capital lease	48,804	45,924
Intangible assets	-	-
Accumulated depreciation	(612,565)	(569,939)
Total fixed assets	$145,105	$137,399

Depreciation expense for the quarter end March 31, 2016 was $3,197 (2015 - $9,692).

4.	CONVERTIBLE NOTES PAYABLE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at March 31, 2016, interest in the amount of $1,282 (December 31, 2015 -$526) is owing and has been included in accounts payable and accrued expenses.

During the first quarter of 2016, it was determined that as of the date of the reverse merger and recapitalization between Ecoland and D&R Technologies Inc. on January 27, 2012, there were certain inaccuracies regarding the amounts recorded as owing on the convertible notes payable that were assigned to Mr. Paolucci. These notes were converted for 75,733 common shares in January 2015. Upon making this determination, Mr. Paolucci terminated the transaction, returned his shares to treasury for cancellation and reinstated the convertible notes payable under the terms and conditions referenced above. This reversal of the transaction is deemed to have occurred in 2015 for accounting purposes and the outstanding principal and accrued interest payable on the aforementioned notes have been adjusted to reflect the correct balances owing at December 31, 2015.

5.	OBLIGATION UNDER CAPITAL LEASE

The Company entered into a lease to purchase equipment in November of 2015. An initial payment of $16,900 was made with the balance of the lease to be satisfied in 36 equal monthly payments of approximately $820. The interest rate related to the lease obligation is 14% with a maturity date of November 2018 at which time the option exists to purchase the equipment for $4,600. Minimum principal lease payments to maturity are as follows:

Year Ending December 31:

2016	$7,380
2017	9,840
2018	9,020
26,240
Less: amount representing interest	(5,098)
Present value of minimum lease payments	$21,142

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2016

7.	COMMON STOCK

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

On February 25, 2016, the Company approved the purchase of materials relating to the design, construction and operation of robots in automation for medical and surgical purposes from Mr. Dino Paolucci, a board member as well as President and CEO and Mr. Drasko Karanovic, a board member, both being related parties, in exchange for 1,000,000 Series B Preferred Shares and 49,000,000 common shares. The acquired technology was previously held by individuals who also have majority control the Company, resulting in the Company recording the transaction at cost. As such, no value was assigned to the technology purchased and the par value of shares issued were charged against additional paid-in capital.

8.	CONCENTRATIONS

In previous years, the Company had significant economic and commercial dependence on Johnson Controls, Inc. (‘JCI’’). As a result, D&R was subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2015 more than 53% sales and 20% of its receivables was to this entity. During the quarter ended March 31 2016, it was determined that Novus was not economically dependent on JCI.

9.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $8,400 per month. Total lease payments of $33,600 are required to the lease expiration date on July 31, 2016.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

10.	RESTATEMENT

The Company determined that as on January 27, 2012, the date of the reverse merger and recapitalization between Ecoland and D&R Technologies Inc., that it had incorrectly recorded its purchase price deficiency in Additional Paid In Capital rather than in retained earnings. The impact of the restatement was to reclassify the deficiency from APIC to retained earnings such that APIC increased $220,803 and retained earnings decreased by $220,803. The net impact of this transaction had no effect on the net income or comprehensive income

11.	COMPARATIVE FIGURES

Certain of the comparative figures in the interim consolidated statements of have been reclassified to conform with the current periods presentation.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Please note that throughout this Annual Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company,” or “Novus Robotics,” refers to Novus Robotics Inc.

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

The Reverse Stock Split was effected on January 21, 2016 based upon the filing of appropriate documentation with FINRA. The Reverse Stock Split decreased the Company’s total issued and outstanding shares of common stock from approximately 111,370,000 shares to 371,233 shares of common stock. The common stock will continue to be $0.001 par value. The Company’s trading symbol continues to be “NRBT”. Our new cusip number is 670011H207..

Share Exchange Agreement

Ecoland International, Inc., now known as Novus Robotics Inc., D&R Technology Inc., a private corporation (“D&R Technology”) and, Berardino Paolucci and Drasko Karanovic, the shareholders of D&R Technology Inc. (the “D&R Shareholders”) entered into that certain share exchange agreement dated January 27, 2012 (the “Share Exchange Agreement”). Our Board of Directors approved the execution and consummation of the transaction under the Share Exchange Agreement on February 1, 2012. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of 59,000,000 pre-Reverse Stock Split shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics, which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology its wholly-owned subsidiary. Our Board of Directors deemed it in the best interests of our shareholders to enter into the Share Exchange Agreement pursuant to which it would acquire all the technology and assets and assume all liabilities of D&R Technology. This resulted in a change in control and our overall business operations thus bringing potential value to our shareholders. D&R Technology was previously the wholly-owned subsidiary of D Mecatronics Inc., a Delaware corporation. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares were previously held by D Mecatronics on behalf of these shareholders).

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

CURRENT BUSINESS OPERATIONS

We are involved in the area of engineering, design and manufacture of robotics and automation technology solutions for tube bending machines, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we will provide state of the art automation technologies through its automated tube bending machines which we design, engineer and build for the automotive industry to solve its customers’ complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we will work with other leading robotic manufacturers to provide the best automation technologies. We will provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology, has served the automotive industry for more than twelve years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for company’s products as manufacturers look to improve the speed, quality and reliability of production through automation. As of the date of this Annual Report, we have not generated any revenue from the medical robotics, personal robotic devices, water treatment industry, food handling and processing, clean technology and energy or pharmaceutical and general consumer goods production.

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

In further accordance with the terms and provisions of the Technology Purchase Agreement, we issued to each of Messrs. Paolucci and Karanovic 500,000 shares of our Series B Preferred Stock and 24,500,000 post-Reverse Stock Split shares of restricted common stock. See “Item 2. Unregistered Sales of Securities and Use of Proceeds”.

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

Valuation. Per ASC 850-10, transactions between related parties are quite normal in the course of business. It however, does not contain any measurement or recognition requirements for related-party transactions. Therefore to determine how to treat the value of the transaction, consideration must be given as to whether the Technology Purchase Agreement was in the normal course of business.

Management would suggest this is the first step in diversifying our business interests. We have been exclusively catering to the automotive market and a decision has been made to develop a new line of business to assist with the cash flow fluctuations inherent with the ebbs and the flows faced in today’s economy. This event would then suggest it is currently not in the normal course of business to transfer intellectual property not related to its current operation to the corporation from its owners. The transaction would then conceivably be properly recorded in equity to reflect the benefit conferred to the majority shareholders of the business being Mr Paolucci and Mr Karanovic as a reduction of the additional paid-in capital account. As this property was self-constructed and there is no independent valuation, the most conservative estimate would be to value the intangible property at $1.

Management has placed a value on the property commensurate with the shares that have been issued. The following analysis considers the alternatives:

1.	Prior to the Reverse Stock Split, we had approximately 88,650,000 common shares trading in and around $0.01, resulting in a market cap of $0.9 million.

2.	Had the business issued another 50,000,000 common shares to effect this transaction, the number of shares outstanding would have increased to 138,650,000 and resulted in a decline of the price per share of $0.006.

3.	Given this is a thinly traded stock and the number of shares that would have been entering the market, it is not unreasonable to assume a dilution of this nature would not have changed the overall market cap of the shares but would arguably significantly reduce the value of the shares.

The transfer of intellectual property is not in the normal course of business as we have purchased intellectual property to support our venture into the medical technology field from shareholders. There was no substantive change in ownership interest of the property as Mr. Paolucci and Mr. Karanovic continue to hold the majority equity position after the transaction. Accordingly, the property should be valued at its carrying amount being $0 with the benefit conferred being $50,000 charged against additional paid in capital.

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Three Months Ended March 31, 2016	2016	2015

Revenue	$337,490	$485,182
Cost of sales	314,569	146,868
Gross Profit	22,920	338,314

Expenses
Compensation	122,226	242,089
Occupancy costs	18,317	19,326
Travel	5,331	14,248
Professional fees	14,149	26,989
Communication	2,318	2,459
Office and general	30,089	10,968

Total operating expenses	192,430	316,079

Profit (loss) from operations	(169,510)	22,235
Other (income) and expenses:
Foreign exchange gain	215,925	35,758
Recovery of scientific and development expenditures	-0-	(74,719)

Total other (income) and expenses	215,925	38,961

Net income	46,415	61,196

Other comprehensive loss
Foreign exchange adjustment	(239,396)	(72,527)

Comprehensive loss	(192,981)	(11,331)

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

Three Month Period Ended March 31, 2016 Compared to Three Month Period Ended March 31, 2015 Revenue.

We generated revenue during the three month period ended March 31, 2016 in the amount of $337,490 compared to $485,182 generated during the three month period ended March 31, 2015 (a decrease of $147,692) Major components of the revenue mix for change from March 31, 2015 to March 31, 2016 are as follows:

a.	Prototypes Parts – increased $9,363 as no sales occurred in Q1 of 2015.
b.	Spare Parts – decreased $115,687 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts.
c.	Retrofit Systems – decrease of $259,726. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for in the first quarter of 2015 JCI Mexico and Constellium did not occur in the current period.
d.	Seat Frame System – increase of $203,070. There was one larger machine sold in Q1 of 2016.
e.	Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the three month period ended March 31, 2016, cost of sales was $314,569 compared to $146,868 during the three month period ended March 31, 2015 (an increase of $167,701). The change in products sold in the three month period ended March 31, 2016 contributed to an increase in our gross margin over the three month period ended March 31, 2015. Ongoing work for prototype parts and retrofit systems where the majority of the costs are borne by the customer, assisted in offsetting the lower product margins generated on the sale of seat frames in 2015. With the mix change as noted above being revenue primarily for the much lower seat frame system, the cost of sales increased markedly in 2016 versus 2015.

Gross Profit. Thus, based on the above, our gross profit increased to $22,920 during the three month period ended March 31, 2016 from $338,313 during the three month period ended March 31, 2015.

Operating expenses: During the three month period ended March 31, 2016, we incurred operating expenses in the amount of $192,430 compared to operating expenses incurred during the three month period ended March 31, 2015 of $316,079 (a decrease of $123,649). Operating expenses include: (i) compensation of $122,226 (2015: $242,089); (ii) occupancy costs of $18,317 (2015: $19,326); (iii) travel of $5,331 (2015: $14,248); (iv) professional fees of $14,149 (2014: $26,989); (v) communication of $2,318 (2015: $2,459); and (vi) office and general of $30,089 (2015: $10,968). In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015 due to the timing and completion of specific projects resulting in an additional $95,400 being charged in 2016. Travel decreased by $8,917 as the Company focused on acquiring new customers and opportunities locally during the three month period ended March 31, 2019 as compared to the same period in 2015. Professional fees fell by $12,840 in the first quarter of 2016 as the additional charges associated with the change in auditors during this time frame in 2015 did not recur. Office and general expenses increased by $19,121 due to an accrual for factored receivable charges of approximately $9,087 which was not recorded in 2015 and an increase in selling expenses of $3,155 as the Company purchased brochures and other materials to assist in marketing its product in the current year.

Income from Operations. Thus, this resulted in a loss from operations of ($169,510) during the three month period ended March 31, 2016 compared to income from operations of $22,234 during the three month period ended March 31, 2015.

Other Expenses. During the three month period ended March 31, 2016, we incurred $215,925 in other income as compared to $38,961 in other expenses in the three month period ended March 31, 2015. The continued weakening Canadian dollar in 2015 against the United States dollar resulted during the three month period ended March 31, 2016 in a foreign exchange gain of $215,925 compared to a loss of ($35,758) during the three month period ended March 31, 2015 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $74,719 in expenses associated with recovery of scientific research and development expenditures during the three month period ended March 31, 2015 compared to $-0- during the three month period ended March 31, 2016.

Net income (loss). Thus, during the three month period ended March 31, 2016, this resulted in net income of $46,415 compared to net income of $61,196 during the three month period ended March 31, 2015.

Foreign Exchange Adjustment. During the three month period ended March 31, 2015, we recorded a foreign exchange adjustment of ($239,396) as compared to ($72,577) during the three month period ended March 31, 2015.

Comprehensive Loss. Thus, during the three month period ended March 31, 2016, our comprehensive loss was ($192,981) or ($0.00) per share compared to a comprehensive loss of ($11,331) or ($0.21) for the three month period ended March 31, 2015. The weighted average number of shares outstanding was 19,141,654 for the three month period ended March 31, 2016 compared to 295,000 for the three month period ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016

As of March 31, 2016, our current assets were $1,739,477 and our current liabilities were $1,471,010, which resulted in a working capital surplus of $268,467. As of March 31, 2016, current assets were comprised of: (i) $884,129 in cash; (ii) $428,761 in amounts receivable, net; (iii) $354,934 in inventory; (iv) $59,076 in sales tax recoverable; (v) $10,173 in security deposits; and (vi) $2,404 in prepaid expenses. As of March 31, 2016, current liabilities were comprised of: (i) $343,983 in accounts payable and accrued expenses; (ii) $37,825 in convertible note payable; (iii) $1,072,269 in customer deposits; (iv) $9,993 in warranty provision; and (v) $6,938 in current portion of obligation under capital lease.

As of March 31, 2016, our total assets were $1,884,582 comprised of: (i) $1,739,477 in current assets; and (ii) $145,105 in fixed assets, net of depreciation. The increase of total assets during the three month period ended March 31, 2016 from December 31, 2015 was primarily due an increase in cash of $390,286 in cash and $112,164 in amounts receivable.

As of March 31, 2016, our total liabilities were $1,492,625 comprised of: (i) $1,471,010 in current liabilities; and (ii) $21,615 in obligation under capital lease. The increase in liabilities during the three month period ended March 31, 2016 was primarily due to an increase in customer deposits of $723,240 and accounts payable and accrued expenses of $161,425.

Total stockholders’ equity decreased from $584,939 as of December 31, 2015 to $441,957 as of March 31, 2016.

Cash Flows from Operating Activities

For the three month period ended March 31, 2016, net cash flows provided by operating activities was $640,546 consisting of net income of $46,415. Net cash flows provided by operating activities was adjusted by $3,197 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $112,164 in accounts receivable; (ii) an increase of $144,648 in inventory; (iii) an increase of $66 in prepaid expenses; (iv) a decrease of $771 in security deposits; (v) a decrease of $161,426 in accounts payable and accrued expenses; (vi) a decrease of $723,240 in deferred revenue; (vii) an increase of $2,016 in warranty payable; and (viii) a decrease of $39,641 in taxes recoverable/payable.

For the three month period ended March 31, 2015, net cash flows provided by operating activities was $24,895 consisting primarily of net income of $61,196. Net cash flows provided by operating activities was adjusted by $9,692 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $255,062 in accounts receivable; (ii) a decrease of $285 in inventory; (iii) a decrease of $527 in prepaid expenses; (iv) a decrease of $1,109 in security deposit; (v) a decrease of $24,153 in accounts payable and accrued expense; (vi) an increase of $203,596 in deferred revenue; (vii) a decrease of $3,576 in warranty payable; and (viii) an increase of $31,281 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month period ended March 31, 2016, net cash flows used in investing activity was $6,065 consisting of purchase of fixed assets compared to $-0- during the three month period ended March 31, 2015.

Cash Flows from Financing Activities

For the three month period ended March 31, 2016, net cash flow provided by financing activity was $40 consisting of $40 in obligation under capital lease, net of repayments, compared to $-0- during the three month period ended March 31, 2015.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Constellium, are consistently submitting new projects. We have $389,662.00 of project work in process at the end of March 31, 2016 with a total contract value of approximately $1,900,025.00. We have received committed future orders of over $487,034.00, which are anticipated to be completed during the second half of 2016. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for the three month period ended March 31, 2016. .

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2016, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2016, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at March 31, 2016.

Inventory

Inventory, comprised principally of raw materials, is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2016 and December 31, 2015, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of March 31, 2016 and December 31, 2015, warranty liability was $5,609 and $9,184, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on such evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our internal controls over financial reporting were not effective:

●	to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

●	to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of March 31, 2016; and (ii) a lack of segregation of duties within accounting functions.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2016.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2016. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Cancellation of Shares

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

NOVUS ROBOTICS INC.

Dated: May 20, 2016	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

Dated: May 20, 2016	By:	/s/ Berardino Paolucci
Berardino Paolucci,
Chief Financial Officer

