Form 10-Q
period 2016-06-30
Novus Robotics Inc.
filed 2016-08-17
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2016
Common Stock, $0.001	49,295,500

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$802,137	$493,843
Amounts receivable, net	696,810	316,597
Inventory	490,858	210,286
Sales tax recoverable	40,260	19,435
Security deposits	10,149	10,944
Prepaid expense	2,335	2,338
Total current assets	2,042,549	1,053,443

Fixed assets
Fixed assets, net of deprecation	112,046	137,399
Total assets	$2,154,595	$1,190,842

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$381,671	$182,558
Convertible note payable	37,825	37,825
Customer deposits	1,138,094	349,029
Warranty provision	13,911	7,977
Current portion of obligation under capital lease	7,814	6,529
Total current liabilities	1,579,318	583,919

Obligation under capital lease	18,885	21,984
Total liabilities	1,598,203	605,903

COMMITMENTS AND CONTINGENCIES - Note 9

STOCKHOLDERS’ EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2015 - Nil)	1,000	-
Common Stock
500,000,000 shares authorized with a par value of $0.001, 49,295,500 issued and outstanding
(December 31, 2015- 295,500 common shares)	49,296	296
Additional paid in capital	38,354	88,354
Accumulated other comprehensive loss	(728,088)	(341,555)
Retained earnings	1,195,830	837,844
Total stockholders’ equity	556,392	584,939

Total liabilities and stockholders’ equity	$2,154,595	$1,190,842

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
		(as restated)		(as restated)
Revenue	$810,030	$529,173	$1,147,520	$1,014,355
Cost of sales	393,092	420,765	707,661	567,633
Gross Profit	416,938	108,408	439,859	446,722

Expenses
Compensation	127,962	74,420	250,188	316,509
Occupancy costs	17,496	16,999	35,813	36,325
Travel	13,143	10,702	18,474	24,950
Professional fees	21,547	42,235	35,696	69,224
Communication	2,137	3,182	4,455	5,642
Office and general	48,921	5,327	79,010	5,989
Total operating expenses	231,207	152,865	423,637	458,639

Income (loss) before other income	185,731	(44,457)	16,222	(11,917)

Other income
Foreign exchange gain	27,056	78,361	341,764	42,603
Recovery of scientific research and development expenditures	-	222	-	74,941
Total other income	27,056	78,583	341,764	117,544

Net income	212,787	34,126	357,986	105,627

Other comprehensive loss
Foreign exchange adjustment	(71,825)	(96,915)	(386,533)	(169,442)

Comprehensive income (loss)	$140,962	$(62,789)	$(28,547)	$(63,815)

Basic and diluted income per share	$0.00	$0.12	$0.01	$0.36

Weighted average number of shares outstanding - basic and diluted	49,295,500	295,500	34,218,577	295,500
Weighted average number of shares outstanding - basic and diluted	49,295,500	295,500	34,218,577	295,500

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

(Unaudited)

For the six months ended June 30,	2016	2015
		(as restated)
Cash flow from operating activities
Net income	$357,986	$105,627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,609	19,442
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(380,213)	(39,763)
Decrease (increase) in inventory	(280,572)	(85,864)
Decrease (increase) in prepaid expenses	3	552
Decrease (increase) in security deposits	795	910
Increase (decrease) in accounts payable and accrued expense	199,114	31,120
Increase (decrease) in deferred revenue	789,065	132,822
Increase (decrease) in warranty payable	5,934	(664)
Increase (decrease) in taxes recoverable/payable	(20,824)	14,472
Net cash provided by operating activities	680,896	178,654

Cash Flow from investing activity
Purchase of fixed assets	(6,051)	(9,062)
Net cash used in investing activity	(6,051)	(9,062)

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	(1,814)	-
Net cash provided by (used in) financing activities	(1,814)	-

Effect of foreign exchange rate on changes in cash	(364,737)	(101,310)

Increase in cash	308,294	68,282

Cash, beginning of period	493,843	777,618

Cash, end of period	$802,137	$845,900

Non-Monetary Transaction
Purchase of assets in exchange for common and preferred shares	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2016

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

The interim consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with General Accepted Accounting Principles in the United States (“U.S. GAAP”), have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below. The interim consolidated financial information should be read in conjunction with the Company’s latest annual report on Form 10-K and the results for the period ending June 30, 2016 are not necessarily indicative of the full year amount.

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

June 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2016, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of June 30, 2016 and December 31, 2015, factored accounts receivable were $1,889and $Nil respectively. Finance charges associated with the sale of factored receivable for the quarter ended June 30, 2016 and 2015 were $1,117 and $4,747 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2016 and December 31, 2015, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at June 30, 2016 and December 31, 2015 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

June 30, 2016

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

Recorded in other (income) and expenses are monies recovered relating to non-refundable, federal government Scientific Research & Experimental Development (“SR&ED”) tax credits. Due to the uncertain nature of these expenditures, the Company does not record any amount until such time as the deduction is approved by Canadian provincial and federal governments. SR&ED expenditures relating to 2014 taxation year were applied to recover previously paid taxes for which the Company obtained approval and received the requisite funds in the first quarter of 2015. Novus has approximately $32,000 of non-refundable tax credits to apply against future years taxes. The company is current on its Canadian tax filings through 2015 and is not current on its US tax filings.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2016

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

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.

2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.

3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of June 30, 2016 and December 31, 2015 customer deposits were $1,138,094 and $349,092 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of June 30, 2016 and December 31, 2015, warranty liability was $13,911 and $7,977.

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

●   ASU 2015-02 related to amendments for consolidation analysis

●   ASU 2015-14 related to deferral of effective date for new revenue recognition standard

●   ASU 2015-17 related to deferred taxes

●   ASU 2016-01 related to financial instruments and convertible

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2016

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	June 30, 2016	December 31, 2015
Office equipment	$7,872	$7,425
Computer equipment	288,591	266,577
Delivery trucks	21,152	19,950
Shop and machinery equipment	389,595	367,462
Equipment under capital lease	48,690	45,924
Accumulated depreciation	(643,854)	(569,939)
Total fixed assets	$112,046	$137,399

Depreciation expense for the quarter end June 30, 2016 was $9,609 (2015 - $19,442).

4.	CONVERTIBLE NOTES PAYABLE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at June 30, 2016, interest in the amount of $2,039 (December 31, 2015 -$526) is owing and has been included in accounts payable and accrued expenses.

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

Year Ending December 31:

2016	$5,215
2017	9,840
2018	9,020
24,075
Less: amount representing interest	(4,262)
Present value of minimum lease payments	$19,813

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2016

7.	COMMON STOCK

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

On February 25, 2016, the Company approved the purchase of materials relating to the design, construction and operation of robots in automation for medical and surgical purposes valued at $50,000 from Mr. Dino Paolucci, a board member as well as President and CEO and Mr. Drasko Karanovic, a board member, both being related parties, in exchange for 1,000,000 Series B Preferred Shares and 49,000,000 common shares. The acquired technology was previously held by individuals who also have majority control the Company, resulting in the Company recording the transaction at cost. As such, no value was assigned to the technology purchased and the par value of shares issued was charged against additional paid-in capital.

8.	CONCENTRATIONS

In previous years, the Company had significant economic and commercial dependence on Johnson Controls, Inc. (‘JCI’’). As a result, D&R was subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2015 more than 53% sales and 20% of its receivables was to this entity. During the first two quarter ended June 30, 2016, it was determined that Novus was not economically dependent on JCI.

9.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$8,400 are required to the lease expiration date on July 31, 2016.

Subsequent to June 30, 2016, the Company extended its lease for its existing premises under the same term and conditions of CDN$8,400 per month. Total minimum lease payments of CDN$302,400 are required to the lease expiration date on July 31, 2019.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Six Months Ended June 30	2016	2015

Revenue	$1,147,520	$1,014,355
Cost of sales	707,661	567,633
Gross Profit	439,859	446,722

Expenses
Compensation	250,188	316,509
Occupancy costs	35,813	36,325
Travel	18,474	24,950
Professional fees	35,696	69,224
Communication	4,455	5,642
Office and general	79,010	5,989

Total operating expenses	423,637	458,639

Income (loss) before other income	16,222	(11,917)
Other (income) and expenses:
Foreign exchange gain	(341,764)	(42,603)
Recovery of scientific and development expenditures	-0-	(74,719)

Total other (income) and expenses	(341,764)	(117,544)

Net income	357,986	105,627

Other comprehensive loss
Foreign exchange adjustment	(286,533)	(169,442)

Comprehensive loss	(28,547)	(63,815)

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

Six Month Period Ended June 30, 2016 Compared to Six Month Period Ended June 30, 2015.

We generated revenue during the six month period ended June 30, 2016 in the amount of $1,147,520 compared to $1,014,355 generated during the six month period ended June 30, 2015 (an increase of $133,165) Major components of the revenue mix for change from June 30, 2015 to June 30, 2016 are as follows:

a.	Prototypes Parts – increased $39,778 as no sales occurred in Q2 of 2015.

b.	Spare Parts – decreased $148,375 for parts required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts.

c.	Retrofit Systems – decrease of $92,076 . We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for in the second quarter of 2015 JCI Mexico and Constellium did not occur in the current period.

d.	Seat Frame System – increase of $315,413.. There was one larger machine sold in Q1 of 2016.

e.	Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the six month period ended June 30, 2016, cost of sales was $707,661compared to $567,633 during the six month period ended June 30, 2015 (an increase of $140,028). The change in products sold in the six month period ended June 30, 2016 contributed to a decrease in our gross margin over the six month period ended June 30, 2015. Ongoing work for prototype parts and retrofit systems where the majority of the costs are borne by the customer, assisted in offsetting the lower product margins generated on the sale of seat frames in 2015. With the mix change as noted above being revenue primarily for the much lower seat frame system, the cost of sales increased markedly in 2016 versus 2015.

Gross Profit. Thus, based on the above, our gross profit decreased to $439,859 during the six month period ended June 30, 2016 from $446,722 during the six month period ended June 30, 2015.

Operating expenses: During the six month period ended June 30, 2016, we incurred operating expenses in the amount of $423,637 compared to operating expenses incurred during the six month period ended June 30, 2015 of $458,639 (a decrease of $35,002). Operating expenses include: (i) compensation of $250,188 (2015: $316,509); (ii) occupancy costs of $35,813 (2015: $36,325); (iii) travel of $18,474 (2015: $24,950); (iv) professional fees of $35,696 (2015: $69,224); (v) communication of $4,455 (2015: $5,642); and (vi) office and general of $79,010 (2015: $5,989). In respect of compensation, less labor charges were capitalized to the work in process projects during the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015 due to the timing and completion of specific projects resulting in a reduction of $66,321being charged in 2016. Travel decreased by $6,476 as we focused on acquiring new customers and opportunities locally during the six month period ended June 30, 2016 as compared to the same period in 2015. Professional fees fell by $33,528 in the second quarter of 2016 as the additional charges associated with the change in auditors during this time frame in 2015 did not recur. Office and general expenses increased by $19,121 due to an accrual for factored receivable charges of approximately $30,000 which was not recorded in 2015 and an increase in selling expenses of $7,109 as we purchased brochures and other materials to assist in marketing its product in the current year, public company expenses increased $7,362 and $13,000 of cash discounts taken in 2015 to reduce expenses were not recovered in 2016.

Income from Operations. Thus, this resulted in income before other income of $16,222 during the six month period ended June 30, 2016 compared to a loss before other income of ($11,917) during the six month period ended June 30, 2015.

Other Expenses. During the six month period ended June 30, 2016, we incurred $341,764 in other expenses as compared to $117,544 in other expenses in the six month period ended June 30, 2015. The continued weakening Canadian dollar in 2016 against the United States dollar resulted during the six month period ended June 30, 2016 in a foreign exchange gain of 341,764 compared to a gain of $42,603 during the six month period ended June 30, 2015 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $74,719 in expenses associated with recovery of scientific research and development expenditures during the six month period ended June 30, 2015 compared to $-0- during the six month period ended June 30, 2016.

Net income (loss). Thus, during the six month period ended June 30, 2016, this resulted in net income of $357,986 compared to net income of $105,627 during the six month period ended June 30, 2015.

Foreign Exchange Adjustment. During the six month period ended June 30, 2016, we recorded a foreign exchange adjustment of ($386,533) as compared to ($169,442) during the six month period ended June 30, 2015.

Comprehensive Loss. Thus, during the six month period ended June 30, 2016, our comprehensive loss was ($28,547) or ($0.01) per share compared to a comprehensive loss of ($63,815) or ($0.36) for the six month period ended June 30, 2015. The weighted average number of shares outstanding was 49,295,500 for the six month period ended June 30, 2016 compared to 295,500 for the six month period ended June 30, 2015.

Three Month Period Ended June 30, 2016 Compared to Three Month Period Ended June 30, 2015.

We generated revenue during the three month period ended June 30, 2016 in the amount of $810,030 compared to $529,173 generated during the three month period ended June 30, 2015 (an increase of $280,857). Major components of the revenue mix for change from June 30, 2015 to June 30, 2016 are reflected above.

Cost of sales: During the three month period ended June 30, 2016, cost of sales was $393,092 compared to $420,765 during the three month period ended June 30, 2015 (a decrease of $27,673). The change in products sold in the three month period ended June 30, 2016 contributed to an increase in our gross margin over the three month period ended June 30, 2015.

Gross Profit. Thus, based on the above, our gross profit increased to $416,938 during the three month period ended June 30, 2016 from $108,408 during the three month period ended June 30, 2015.

Operating expenses: During the three month period ended June 30, 2016, we incurred operating expenses in the amount of $231,207 compared to operating expenses incurred during the three month period ended June 30, 2015 of $152,865 (an increase of $78,342). Operating expenses include: (i) compensation of $127,962 (2015: $74,420); (ii) occupancy costs of $17,496 (2015: $16,999); (iii) travel of $13,143(2015: $10,702); (iv) professional fees of $21,547(2015: $42,235); (v) communication of $2,137 (2015: $3,182); and (vi) office and general of $48,921 (2015: $5,327). In respect of compensation, less labor charges were capitalized to the work in process projects during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015. Professional fees decreased by $20,688 in 2016 as the additional charges associated with the change in auditors during this time frame in 2015 did not recur. Office and general expenses increased by $43,594.

Income from Operations. Thus, this resulted in income before other income of $185,731 during the three month period ended June 30, 2016 compared to a loss before other income of ($44,457) during the three month period ended June 30, 2015.

Other Expenses. During the three month period ended June 30, 2016, we incurred $27,056 in other expenses as compared to $78,583 in other expenses in the three month period ended June 30, 2015. The continued weakening Canadian dollar in 2016 against the United States dollar resulted during the three month period ended June 30, 2016 in a foreign exchange gain of $27,056 compared to again of $78,361 during the thrtee month period ended June 30, 2015 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $222 in expenses associated with recovery of scientific research and development expenditures during the three month period ended June 30, 2015 compared to $-0- during the three month period ended June 30, 2016.

Net income (loss). Thus, during the three month period ended June 30, 2016, this resulted in net income of $212,787 compared to net income of $34,126 during the three month period ended June 30, 2015.

Foreign Exchange Adjustment. During the three month period ended June 30, 2016, we recorded a foreign exchange adjustment of ($71,825) as compared to ($96,915) during the three month period ended June 30, 2015.

Comprehensive Income (Loss). Thus, during the three month period ended June 30, 2016, our comprehensive income was $140,962 or $0.01 per share compared to a comprehensive loss of ($62,789) or ($0.12) for the three month period ended June 30, 2015. The weighted average number of shares outstanding was 49,295,500 for the three month period ended June 30, 2016 compared to 295,500 for the three month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016

As of June 30, 2016, our current assets were $2,042,549 and our current liabilities were $1,579,319, which resulted in a working capital surplus of $463,230. As of June 30, 2016, current assets were comprised of: (i) $802,137 in cash; (ii) $696,810 in amounts receivable, net; (iii) $490,858 in inventory; (iv) $40,260 in sales tax recoverable; (v) $10,149 in security deposits; and (vi) $2,335 in prepaid expenses. As of June 30, 2016, current liabilities were comprised of: (i) $381,672 in accounts payable and accrued expenses; (ii) $37,825 in convertible note payable; (iii) $1,138,094 in customer deposits; (iv) $13,911 in warranty provision; and (v) $7,814 in current portion of obligation under capital lease.

As of June 30, 2016, our total assets were $2,154,595 comprised of: (i) $2,042,549 in current assets; and (ii) $112,046 in fixed assets, net of depreciation. The increase of total assets during the six month period ended June 30, 2016 from December 31, 2015 was primarily due an increase in cash of $408,294 in cash and $380,213in amounts receivable.

As of June 30, 2016, our total liabilities were $1,598,204 comprised of: (i) $1,579,319 in current liabilities; and (ii) $18,885 in obligation under capital lease. The increase in liabilities during the six month period ended June 30, 2016 was primarily due to an increase in customer deposits of $789,065 and accounts payable and accrued expenses of $199,114.

Total stockholders’ equity decreased from $584,939 as of December 31, 2015 to $556,391 as of June 30, 2016.

Cash Flows from Operating Activities

For the six month period ended June 30, 2015, net cash flows provided by operating activities was $178,654 consisting primarily of net income of $105,627. Net cash flows provided by operating activities was adjusted by $19,442 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $39,763 in accounts receivable; (ii) a decrease increase of $85,864 in inventory; (iii) a decrease of $562 in prepaid expenses; (iv) a decrease of $910 in security deposit; (v) a decrease increase of $31,120 in accounts payable and accrued expense; (vi) an increase of $132,822 in deferred revenue; (vii) a decrease of $664 in warranty payable; and (viii) an increase of $14,472 in taxes recoverable/payable.

For the six month period ended June 30, 2015, net cash flows provided by operating activities was $178,654 consisting primarily of net income of $105,627. Net cash flows provided by operating activities was adjusted by $19,442 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $39,763 in accounts receivable; (ii) a decrease of $85,864 in inventory; (iii) a decrease of $562 in prepaid expenses; (iv) a decrease of $910 in security deposit; (v) a decrease of $31,120 in accounts payable and accrued expense; (vi) an increase of $132,822 in deferred revenue; (vii) a decrease of $664 in warranty payable; and (viii) an increase of $14,472 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the six month period ended June 30, 2016, net cash flows used in investing activity was $6,065 consisting of purchase of fixed assets compared to $9,062 during the six month period ended June 30, 2015.

Cash Flows from Financing Activities

For the six month period ended June 30, 2016, net cash flow provided by financing activity was $1,814 consisting of $1,814 in obligation under capital lease, net of repayments, compared to $-0- during the six month period ended June 30, 2015.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Constellium, are consistently submitting new projects. We have $549,319. of project work in process at the end of June 30, 2016 with a total contract value of approximately $1,900,025.00. We have received committed future orders of over $487,034.00, which are anticipated to be completed during the second half of 2016. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

Other than the lease obligation described below, we have no other reportable material commitments for the six month period ended June 30, 2016.

Lease

We entered into a lease to purchase equipment in November of 2015. An initial payment of $16,900 was made with the balance of the lease to be satisfied in 36 equal monthly payments of approximately $820. The interest rate related to the lease obligation is 14% with a maturity date of November 2018 at which time the option exists to purchase the equipment for $4,600. Minimum lease payments to maturity for fiscal years ended December 31, 2016, 2017 and 2018 are as follows, respectively: (i) $5,21; (ii) $9,840; and (iii) $9,020.

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

Income taxes and recoverability of potential deferred tax assets

In assessing the probability of realizing income tax assets recognized, management makes estimates related to expectations of future taxable income, applicable tax planning opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. The Company considers whether relevant tax planning opportunities are within the Company’s control, are feasible, and are within management’s ability to implement. Examination by applicable tax authorities is supported based on individual facts and circumstances of the relevant tax position examined in light of all available evidence. Where applicable tax laws and regulations are either unclear or subject to ongoing varying interpretations, it is reasonably possible that changes in these estimates can occur that materially affect the amounts of income tax assets recognized. Also, future changes in tax laws could limit the Company from realizing the tax benefits from the deferred tax assets. The Company reassesses unrecognized income tax assets at each reporting period. The Company is current on its Canadian tax filings through

2015, however is not current on its US tax filings.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2016, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2016, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at June 30, 2016.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2016 and December 31, 2015, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of June 30, 2016 and December 31, 2015, warranty liability was $5,609 and $9,184, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of June 30, 2016; and (ii) a lack of segregation of duties within accounting functions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, no progress toward remediation of our previously disclosed material weaknesses has been implemented.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended June 30, 2016.

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

NOVUS ROBOTICS INC.

Dated: August 17, 2016	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

