Form 10-Q
period 2016-09-30
Novus Robotics Inc.
filed 2016-11-21
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 21, 2016
Common Stock, $0.001	54,295,500

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$841,262	$493,843
Amounts receivable, net	114,415	316,597
Inventory	1,040,917	210,286
Sales tax recoverable	51,875	19,435
Security deposits	10,060	10,944
Prepaid expense	4,904	2,338
Total current assets	2,063,432	1,053,443

Fixed assets
Fixed assets, net of deprecation	85,988	137,399
Total assets	$2,149,420	$1,190,842

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$346,726	$182,558
Convertible note payable	37,825	37,825
Customer deposits	1,296,571	349,029
Warranty provision	12,313	7,977
Current portion of obligation under capital lease	8,026	6,529
Total current liabilities	1,701,463	583,919

Obligation under capital lease	16,604	21,984
Total liabilities	1,718,066	605,903

COMMITMENTS AND CONTINGENCIES - Note 9

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; 0 issued and outstanding
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2015 - Nil)	1,000	-
Common Stock 500,000,000 shares authorized with a par value of $0.001, 49,295,500 issued and outstanding (December 31, 2015- 295,500 common shares)	49,296	296
Additional paid in capital	38,354	88,354
Accumulated other comprehensive loss	(340,605)	(341,555)
Retained earnings	683,309	837,844
Total stockholders’ equity	431,354	584,939

Total liabilities and stockholders’ equity	$2,149,420	$1,190,842

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
		(as restated)		(as restated)
Revenue	$53,619	$467,642	$1,201,139	$1,481,998
Cost of sales	44,159	407,186	751,820	974,819
Gross Profit	9,460	60,456	449,319	507,179

Expenses
Compensation	118,611	128,960	368,799	445,469
Occupancy costs	15,779	15,232	51,592	51,557
Travel	8,628	12,553	27,102	37,503
Professional fees	4,591	31,794	40,287	101,019
Communication	3,223	3,126	7,678	8,768
Office and general	129	16,267	79,139	22,256
Total operating expenses	150,961	207,932	574,597	666,572

Loss before other income (expense)	(141,501)	(147,476)	(125,278)	(159,393)

Other income (expense)
Foreign exchange gain (loss)	280,707	121,936	(61,057)	164,538
Recovery of scientific research and development expenditures	31,800	(1,415)	31,800	73,526
Total other income	312,508	120,521	(29,256)	238,064

Net income (loss)	171,007	(26,955)	(154,535)	78,671

Other comprehensive gain (loss)
Foreign exchange adjustment	315,658	(168,980)	950	(268,442)

Comprehensive gain (loss)	$486,665	$(195,935)	$(153,585)	$(189,771)

Basic and diluted income per share	$0.00	$(0.09)	$(0.00)	$0.27

Weighted average number of shares outstanding - basic and diluted	49,295,500	295,500	34,218,577	295,500

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

(Unaudited)

For the nine months ended September 30,	2016	2015
		(as restated)
Cash flow from operating activities
Net income (loss)	$(154,535)	$78,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,023	31,814
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	202,182	14,081
Decrease (increase) in inventory	(830,631)	181,408
Decrease (increase) in prepaid expenses	(2,566)	536
Decrease (increase) in security deposits	884	1,741
Increase (decrease) in accounts payable and accrued expense	164,168	(96,862)
Increase (decrease) in deferred revenue	947,542	(32,046)
Increase (decrease) in warranty payable	4,336	1,413
Increase (decrease) in taxes recoverable/payable	(32,440)	29,174
Net cash provided by operating activities	314,963	209,930

Cash Flow from investing activity
Purchase of fixed assets	(5,998)	(19,873)
Net cash used in investing activity	(5,998)	(19,873)

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	(3,884)	-
Net cash used in financing activities	(3,884)	-

Effect of foreign exchange rate on changes in cash	42,337	(271,122)

Increase (decrease) in cash	347,419	(81,065)

Cash, beginning of period	493,843	777,618

Cash, end of period	$841,262	$696,553

Non-Monetary Transaction
Purchase of assets in exchange for common and preferred shares	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2016

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

The interim consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with General Accepted Accounting Principles in the United States (“U.S. GAAP”), have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below. The interim consolidated financial information should be read in conjunction with the Company’s latest annual report on Form 10-K and the results for the period ending September 30, 2016 are not necessarily indicative of the full year amount.

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

September 30, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2016, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of September 30, 2016 and December 31, 2015, factored accounts receivable were $Nil and $Nil respectively. Finance charges associated with the sale of factored receivable for the quarter ended September 30, 2016 and 2015 were $1,117 and $10,041 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2016 and December 31, 2015, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at September 30, 2016 and December 31, 2015 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

September 30, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

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

The company experienced a large foreign exchange gain in the third quarter of 2016. This has been primarily attributed to the timing of conversion of US dollars funds to Canadian dollars at more favourable exchange rates than when the original sale was recorded. The company identified inconsistencies with its foreign exchange calculations, which were accumulatively adjusted during the period, resulting in an additional foreign exchange during the 3 month period ending September 30, 2016 to conform with our stated policies. In addition, a previously carry forward adjustment of approximately $186,000 was reclassified from the current year foreign exchange to accumulated other comprehensive income in order to align the financial reporting with the disclosed accounting policies.

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

Recorded in other (income) and expenses are monies recovered relating to non-refundable, federal government Scientific Research & Experimental Development (“SR&ED”) tax credits. Due to the uncertain nature of these expenditures, the Company does not record any amount until such time as the deduction is approved by Canadian provincial and federal governments. SR&ED expenditures relating to 2015 taxation year were applied to recover previously paid taxes for which the Company obtained approval and received the requisite funds in the third quarter of 2016.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

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

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.

2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.

3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of September 30, 2016 and December 31, 2015 customer deposits were $1,296,571 and $349,092 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of September 30, 2016 and December 31, 2015, warranty liability was $12,045 and $7,977.

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

Recent Accounting Pronouncements

The Company evaluated the following recent accounting updates and are evaluating the potential impact upon adoption:

●	ASU 2015-02 related to amendments for consolidation analysis

●	ASU 2015-14 related to deferral of effective date for new revenue recognition standard

●	ASU 2015-17 related to deferred taxes

●	ASU 2016-01 related to lease recognition and classification

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2016

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	September 30, 2016	December 31, 2015
Office equipment	$7,803	$7,425
Computer equipment	286,039	266,577
Delivery trucks	20,965	19,950
Shop and machinery equipment	386,151	367,462
Equipment under capital lease	48,260	45,924
Accumulated depreciation	(663,230)	(569,939)
Total fixed assets	$85,988	$137,399

Depreciation expense for the quarter end September 30, 2016 was $6,414 (2015 - $12,372).

4.	CONVERTIBLE NOTES PAYABLE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at September 30, 2016, interest in the amount of $2,795 (December 31, 2015 -$526) is owing and has been included in accounts payable and accrued expenses.

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

On September 7, 2016, Mr. Paolucci sold the notes including interest to a third party. On October 20, 2016, the third party converted $25,000 of the principal of the note in exchange for 5,000,000 common shares.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2016

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

Year Ending December 31:
2016	$2,755
2017	9,840
2018	9,020
21,615
Less: amount representing interest	(3,502)
Present value of minimum lease payments	$18,113

6.	COMMON STOCK

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

7.	CONCENTRATIONS

In previous years, the Company had significant economic and commercial dependence on Johnson Controls, Inc. (‘JCI’’). As a result, D&R was subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2015 more than 53% sales and 20% of its receivables was to this entity. During the first three quarter ended September 30, 2016, it was determined that Novus was not economically dependent on JCI.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2016

8.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$285,600 are required to the lease expiration date on July 31, 2019.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

9.	RESTATEMENT

In the fiscal year ending 2015,The Company determined that as on January 27, 2012, the date of the reverse merger and recapitalization between Ecoland and D&R Technologies Inc., that it had incorrectly recorded its purchase price deficiency in Additional Paid In Capital rather than in retained earnings. The impact of the restatement was to reclassify the deficiency from APIC to retained earnings such that APIC increased $220,803 and retained earnings decreased by $220,803. The net impact of this transaction had no effect on the net income or comprehensive income or statement of cash flows.

10.	COMPARATIVE FIGURES

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

The Reverse Stock Split was effected on January 21, 2016 based upon the filing of appropriate documentation with FINRA. The Reverse Stock Split decreased the Company’s total issued and outstanding shares of common stock from approximately 111,370,000 shares to 371,233 shares of common stock. The common stock will continue to be $0.001 par value. The Company’s trading symbol continues to be “NRBT”. Our new cusip number is 670011H207.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Nine Months Ended September 30	2016	2015 (as restated)

Revenue	$1,201,139	$1,481,998
Cost of sales	751,820	974,819
Gross Profit	449,319	507,179

Expenses
Compensation	368,799	445,469
Occupancy costs	51,592	51,557
Travel	27,102	37,503
Professional fees	40,287	101,019
Communication	7,678	8,768
Office and general	79,139	22,256

Total operating expenses	574,597	666,572

Income (loss) before other income	(125,278)	(159,393)
Other (income) and expenses:
Foreign exchange gain (loss)	(61,057)	164,538
Recovery of scientific and development expenditures	31,800	73,526

Total other income (loss)	(29,256)	238,064

Net income (loss)	(154,535)	78,671
Other comprehensive loss
Foreign exchange adjustment	950	(268,442)
Comprehensive loss	(153,585)	(189,771)

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

Nine Month Period Ended September 30, 2016 Compared to Nine Month Period Ended September 30, 2015.

We generated revenue during the nine month period ended September 30, 2016 in the amount of $1,201,139 compared to $1,481,998 generated during the nine month period ended September 30, 2015 (a decrease of $280,859) Major components of the revenue mix for change from September 30, 2015 to September 30, 2016 are as follows:

a.	Prototypes Parts – increased $29,173_ for prototypes for Adient/JCI projects.

b.	Spare Parts – decreased $173,394 for parts not required by many customers including JCI, Toyota, PWO – Kitchener, Van Rob – Mexico and M.I.G. – Athens to replace worn parts.

c.	Retrofit Systems – decrease of $105,935.58. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders – overhauled benders for JCI- Lakewood Bender #2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for in the second quarter of 2016 JCI Mexico and Constellium did not occur in the current period.

d.	Seat Frame System – decrease of $67,434.56. There was one larger machine sold in Q1 of 2016.

e.	Medical robotics, personal robotic devices and water treatment industry – We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the nine month period ended September 30, 2016, cost of sales was $751,820 compared to $974,819 during the nine month period ended September 30, 2015 (a decrease of $222,999). The change in products sold in the nine month period ended September 30, 2016 contributed to a decrease in our gross margin over the nine month period ended September 30, 2015. Ongoing work for prototype parts and retrofit systems where the majority of the costs are borne by the customer assisted in offsetting the lower product margins generated on the sale of seat frames in 2015. With the mix change as noted above being revenue primarily for the much lower seat frame system, the cost of sales increased markedly in 2016 versus 2015.

Gross Profit. Thus, based on the above, our gross profit decreased to $449,319 during the nine month period ended September 30, 2016 from $507,179 during the nine month period ended September 30, 2015.

Operating expenses: During the nine month period ended September 30, 2016, we incurred operating expenses in the amount of $574,597 compared to operating expenses incurred during the nine month period ended September 30, 2015 of $666,572 (a decrease of $91,975). Operating expenses include: (i) compensation of $368,799 (2015: $445,469); (ii) occupancy costs of $51,592 (2015: $51,557); (iii) travel of $27,102 (2015: $37,503); (iv) professional fees of $40,287 (2015: $101,019); (v) communication of $7,678 (2015: $8,768); and (vi) office and general of $79,139 (2015: $22,256). In respect of compensation, less labor charges were capitalized to the work in process projects during the nine month period ended September 30, 2016 compared to the nine month period ended September 30, 2015 due to the timing and completion of specific projects resulting in a reduction of $76,670 being charged in 2016. Travel decreased by $10,401 as we focused on acquiring new customers and opportunities locally during the nine month period ended September 30, 2016 as compared to the same period in 2015. Professional fees fell by $60,732 in the third quarter of 2016 as the additional charges associated with the change in auditors during this time frame in 2015 did not recur. Office and general expenses increased by $56,883 due to an accrual for factored receivable charges of approximately $30,000 which was not recorded in 2015.

Income from Operations. Thus, this resulted in a loss before other income of ($125,278) during the nine month period ended September 30, 2016 compared to a loss before other income of ($159,393) during the nine month period ended September 30, 2015.

Other Income (Expense). During the nine month period ended September 30, 2016, we recorded ($29,256) in other expense as compared to $238,064 in other income in the nine month period ended September 30, 2015. The continued weakening Canadian dollar in 2016 against the United States dollar resulted during the nine month period September 30, 2016 in a foreign exchange loss of $61,057 compared to a gain of $164,538 during the nine month period ended September 30, 2015 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $31,800 in expenses associated with recovery of scientific research and development expenditures during the nine month period ended September 30, 2015 compared to $73,526 during the nine month period ended September 30, 2016.

Net income (loss). Thus, during the nine month period ended September 30, 2016, this resulted in net income (loss) of ($154,535) compared to net income of $78,671 during the nine month period ended September 30, 2015.

Other Comprehensive Gain (Loss). During the nine month period ended September 30, 2016, we recorded a foreign exchange adjustment of $950 as compared to ($268,442) during the nine month period ended September 30, 2015.

Comprehensive Loss. Thus, during the nine month period ended September 30, 2016, our comprehensive loss was ($153,585) or ($0.00) per share compared to a comprehensive loss of ($189,771) or ($0.27) for the nine month period ended September 30, 2015. The weighted average number of shares outstanding was 34,218,577 for the nine month period ended September 30, 2016 compared to 295,500 for the nine month period ended September 30, 2015.

Three Month Period Ended September 30, 2016 Compared to Three Month Period Ended September 30, 2015.

We generated revenue during the three month period ended September 30, 2016 in the amount of $53,619 compared to $467,642 generated during the three month period ended September 30, 2015 (a decrease of $414,023). Major components of the revenue mix for change from September 30, 2015 to September 30, 2016 are reflected above.

Cost of sales: During the three month period ended September 30, 2016, cost of sales was $44,159 compared to $407,186 during the three month period ended September 30, 2015 (a decrease of $363,027). The change in products sold in the three month period ended September 30, 2016 contributed to a decrease in our gross margin over the three month period ended September 30, 2015.

Gross Profit. Thus, based on the above, our gross profit decreased to $9,460 during the three month period ended September 30, 2016 from $60,456 during the three month period ended September 30, 2015.

Operating expenses: During the three month period ended September 30, 2016, we incurred operating expenses in the amount of $150,961 compared to operating expenses incurred during the three month period ended September 30, 2015 of $207,932 (a decrease of $56,971). Operating expenses include: (i) compensation of $118,611 (2015: $128,960); (ii) occupancy costs of $15,779 (2015: $15,232); (iii) travel of $8,628 (2015: $12,553); (iv) professional fees of $4,591 (2015: $31,794); (v) communication of $3,223 (2015: $3,126); and (vi) office and general of $129 (2015: $16,267). In respect of compensation, less labor charges were capitalized to the work in process projects during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015. Professional fees decreased by $27,203 in 2016 as the additional charges associated with the change in auditors during this time frame in 2015 did not recur. Office and general expenses increased by $16,138.

Income from Operations. Thus, this resulted in a loss before other income of ($141,501) during the three month period ended September 30, 2016 compared to a loss before other income of ($147,476) during the three month period ended September 30, 2015.

Other Income. During the three month period ended September 30, 2016, we incurred $312,508 in other income as compared to $120,521 in other income in the three month period ended September 30, 2015. The continued weakening Canadian dollar in 2016 against the United States dollar resulted during the three month period ended September 30, 2016 in a foreign exchange gain of $280,707 compared to a gain of $121,936 during the three month period ended September 30, 2015 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $31,800 in expenses associated with recovery of scientific research and development expenditures during the three month period ended September 30, 2015 compared to ($1,415) during the three month period ended September 30, 2016.

Net income (loss). Thus, during the three month period ended September 30, 2016, this resulted in net income of $171,007 compared to a net loss of ($26,955) during the three month period ended September 30, 2015.

Other Comprehensive Gain (Loss). During the three month period ended September 30, 2016, we recorded a foreign exchange adjustment of $315,658 as compared to ($168,980) during the three month period ended September 30, 2015.

Comprehensive Income (Loss). Thus, during the three month period ended September 30, 2016, our comprehensive gain was $486,665 or $0.00 per share compared to a comprehensive loss of ($195,935) or ($0.09) for the three month period ended September 30, 2015. The weighted average number of shares outstanding was 49,295,500 for the three month period ended September 30, 2016 compared to 295,500 for the three month period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016

As of September 30, 2016, our current assets were $2,063,432 and our current liabilities were $1,701,463, which resulted in a working capital surplus of $361,969. As of September 30, 2016, current assets were comprised of: (i) $841,262 in cash; (ii) $114,415 in amounts receivable, net; (iii) $1,040,917 in inventory; (iv) $51,875 in sales tax recoverable; (v) $10,060 in security deposits; and (vi) $4,904 in prepaid expenses. As of September 30, 2016, current liabilities were comprised of: (i) $346,726 in accounts payable and accrued expenses; (ii) $37,825 in convertible note payable; (iii) $1,296,571 in customer deposits; (iv) $12,313 in warranty provision; and (v) $8,026 in current portion of obligation under capital lease.

As of September 30, 2016, our total assets were $2,149,420 comprised of: (i) $2,063,432 in current assets; and (ii) $85,988 in fixed assets, net of depreciation. The increase of total assets during the nine month period ended September 30, 2016 from December 31, 2015 was primarily due an increase in cash of $347,419 in cash and $830,631 in amounts receivable.

As of September 30, 2016, our total liabilities were $1,718,066 comprised of: (i) $1,701,463 in current liabilities; and (ii) $16,604 in obligation under capital lease. The increase in liabilities during the nine month period ended September 30, 2016 was primarily due to an increase in accounts payable and accrued expenses of $164,168 and customer deposits of $947,542.

Total stockholders’ equity decreased from $584,939 as of December 31, 2015 to $431,354 as of September 30, 2016.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2015, net cash flows provided by operating activities was $314,963 consisting primarily of net income of $154,535. Net cash flows provided by operating activities was adjusted by $16,023 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $202,182 in accounts receivable; (ii) an increase of $830,631 in inventory; (iii) an increase of $2,566 in prepaid expenses; (iv) a decrease of $884 in security deposit; (v) an increase of $164,168 in accounts payable and accrued expense; (vi) an increase of $947,542 in deferred revenue; (vii) an increase of $4,336 in warranty payable; and (viii) a decrease of $32,440 in taxes recoverable/payable.

For the nine month period ended September 30, 2015, net cash flows provided by operating activities was $209,930 consisting primarily of net income of $78,671. Net cash flows provided by operating activities was adjusted by $31,814 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $14,081 in accounts receivable; (ii) a decrease of $181,408 in inventory; (iii) a decrease of $536 in prepaid expenses; (iv) a decrease of $1,741 in security deposit; (v) a decrease of $96,862 in accounts payable and accrued expense; (vi) a decrease of $32,046 in deferred revenue; (vii) an increase of $1,413 in warranty payable; and (viii) an increase of $29,174 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2016, net cash flows used in investing activity was $5,998 consisting of purchase of fixed assets compared to net cash flows used in investing activity of $19,873 during the nine month period ended September 30, 2015.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2016, net cash flow provided by financing activity was $3,884 consisting of $3,884 in obligation under capital lease, net of repayments, compared to $-0- during the nine month period ended September 30, 2015.

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

MATERIAL COMMITMENTS

Other than the lease obligation and convertible notes described below, we have no other reportable material commitments for the nine month period ended September 30, 2016.

Lease

We entered into a lease to purchase equipment in November of 2015. An initial payment of $16,900 was made with the balance of the lease to be satisfied in 36 equal monthly payments of approximately $820. The interest rate related to the lease obligation is 14% with a maturity date of November 2018 at which time the option exists to purchase the equipment for $4,600. Minimum lease payments to maturity for fiscal years ended December 31, 2016, 2017 and 2018 are as follows, respectively: (i) $2,755; (ii) $9,840; and (iii) $9,020.

Convertible Notes

On August 26, 2016, Berardino Paolucci, our President/Chief Executive Officer, entered into those certain debt purchase agreements dated August 26, 2016 (each, the “Debt Purchase Agreement”), which Debt Purchase Agreement was consummated on September 2, 2016 with payment of consideration.

It was previously reported and disclosed that we had issued: (i) that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the “Treanor Convertible Note”), to Stephen Treanor (“Treanor”), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Treanor (the “Treanor Settlement Agreement”); (ii) that certain convertible promissory note dated April 15, 2008 in the principal amount of $40,000.00 (the “Boyle Convertible Note”), to Donna Boyle (“Boyle”), which all the principal and accrued interest in the amount of $41,600.00 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Boyle (the “Boyle Settlement Agreement”); and (iii) that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the “Russell Convertible Note”), to Raymond Russell (“Russell”), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between us and Russell (the “Russell Settlement Agreement”).

It was further previously disclosed that in accordance with the terms and provisions of that certain share exchange agreement dated January 27, 2012 (the “Share Exchange Agreement”) between us and D Mecatronics Inc., a private corporation (“D Mecatronics”) and the shareholders of D Mecatronics (the “D Mecatronics Shareholders”), we acquired all of the total issued and outstanding shares of D Mecatronics in exchange for the issuance of shares of our common stock to the D Mecatronic Shareholders and the assignment the Treanor Convertible Note, the Boyle Convertible Note and the Russell Convertible Note to Mr. Paolucci.

Debt Purchase Agreements

As of the date of the Debt Purchase Agreements, the aggregate amount that remained due and owing under the Treanor Convertible Note, the Boyle Convertible Note and the Russell Convertible Note was $39,864.00 (the “Debt”). Mr. Paolucci was the holder of all right, title and interest in and to the Debt due and owing by us, which Debt is evidenced on the audited and reviewed financial statements of the Company commencing as filed with the Securities and Exchange Commission. Therefore, two separate unrelated parties entered into a separate Debt Purchase Agreement with Mr. Paolucci for payment of consideration each in the amount of $12,500.00 (each, the “Purchase Price”) and Mr. Paolucci sold and transferred all of his respective right, title and interest, including conversion rights of $0.005 per share, in and to the Debt.

This debt was converted on October , 2016,

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

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2016, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2016, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at September 30, 2016.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2016 and December 31, 2015, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of September 30, 2016 and December 31, 2015, warranty liability was $12,290.64 and $10,654.74, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of September 30, 2016; and (ii) a lack of segregation of duties within accounting functions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, no progress toward remediation of our previously disclosed material weaknesses has been implemented.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended September 30, 2016.

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

NOVUS ROBOTICS INC.

Dated: November 21, 2016	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

