Form 10-Q/A
period 2016-09-30
Novus Robotics Inc.
filed 2016-11-23
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1 to

Form 10-Q/A

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 21, 2016
Common Stock, $0.001	54,296,641

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

This Quarterly Report on Form 10-Q is being amended to provide disclosure regarding the conversion of certain notes.

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

As of the date of this Quarterly Report, a certain portion of the Debt was converted into 5,000,000 shares of restricted common stock. See “Item 2. Unregistered Sales of Securities and Use of Proceeds”.

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

Debt Purchase Agreements

As of the date of the Debt Purchase Agreements, the aggregate amount that remained due and owing under the Treanor Convertible Note, the Boyle Convertible Note and the Russell Convertible Note was $39,864.00 (the “Debt”). Mr. Paolucci was the holder of all right, title and interest in and to the Debt due and owing by us, which Debt is evidenced on the audited and reviewed financial statements of the Company commencing as filed with the Securities and Exchange Commission. Therefore, two separate unrelated parties entered into a separate Debt Purchase Agreement with Mr. Paolucci for payment of consideration each in the amount of $12,500.00 (each, the “Purchase Price”) and Mr. Paolucci sold and transferred all of his respective right, title and interest, including conversion rights of $0.005 per share, in and to the Debt (the “New Debt Holders”).

During October 2016, the New Debt Holders converted a portion of the Debt in the aggregate amount of $25,000.00 into an aggregate 5,000,000 shares of restricted common stock. Therefore, the Board of Directors approved the issuance of an aggregate 5,000,000 shares of our restricted common stock to the New Debt Holders in accordance with the terms and provisions of the respective Notices of Conversion. The shares of common stock were issued at $0.005 per share. The shares of common stock were issued to two non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The New Debt Holders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

NOVUS ROBOTICS INC.

Dated: November 23, 2016	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

