Form 10-K
period 2016-12-31
Novus Robotics Inc.
filed 2017-04-17
CIK 1388180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2016 was $195,378.97.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,296,641 shares of common stock are outstanding as of April 17, 2017.

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

The Reverse Stock Split was effected on January 21, 2016 based upon the filing of appropriate documentation with FINRA. The Reverse Stock Split decreased the Company’s total issued and outstanding shares of common stock from approximately 111,370,000 shares to 371,233 shares of common stock. The common stock will continue to be $0.001 par value. The trading symbol of the Company will continue to be “NRBT”. Our new cusip number is 670011H207.

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

We are also in the process of locating the missing shareholders of D Mecatronics (and also as shareholders of D&R Technology) to whom our shares should be issued in accordance with the terms and provisions of the Share Exchange Agreement. Therefore, we entered into the Escrow Agreement. In accordance with the terms and provisions of the Escrow Agreement, D Mecatronics returned to Manhattan Transfer the share certificate evidencing the shares of our common stock issued to it as trustee. A new share certificate was issued to Manhattan Transfer as trustee in the aggregate denomination of 16,520,000 shares to be held in escrow. Together with Manhattan Transfer, we created a shareholders list (the “Shareholders List”) indicating each record owner of the shares. Subsequent to the date of the Escrow Agreement, Manhattan Transfer has released shares to certain of the persons indicated on the Shareholders List. As of the date of this Annual Report, Manhattan Transfer has issued approximately 5,331,641 of the 16,520,000 pre-Reverse Stock Split shares held in escrow to the shareholders listed on the Shareholder List.

We have placed on our website www.novusrobotics.com (which is currently under construction) under “Investor Relations” contact information to be used by persons/entities that believe they were shareholders of D Mecatronics. Such individuals/entities should contact our management.

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

The automotive industry marketplace is the nation’s largest manufacturing industry. It is a marketplace with an estimated value in the hundreds of billions. The nation’s automotive manufacturing industry is tied to the U.S. automotive industry, which is considered one of the largest automotive retail marketplaces in the world. Management reviews marketplace press releases which state that economies are growing steadily from last year and that over the next five years, older automobiles will need to be replaced. India and China are cited as requiring more products for their growing population. Thus, based on such research, it is management’s best belief that this demand will require more systems by the Tier 1 OEMs.

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

In previous years, we have had significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”). JCI was one our major customers after the recession of 2009 through 2010 in which some of our previous customers filed for bankruptcy or acquired by larger companies. However, as of the date of this Annual Report, management has determined that we are not economically dependent upon JCI. During fiscal years ended December 31, 2016 and 2015, D&R Technology received purchase orders from JCI in the amount of $260,873 and $350,182, respectively. During fiscal year 2016, approximately 30.3% sales were attributable to JCI. And, during fiscal year 2015, approximately 53% sales and 20% of our receivables were attributable to JCI.

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

We also produced a 420A system to produce new seat frames. The system is built for Toyota Boshoku Emire, Ontario, to produce the seat frame to be used in their plants for the Rav 4 production. During fiscal year 2016, D&R Technology received from Toyota Boshoku purchase orders for $20,672. During fiscal year 2015, we received orders for $3,500 for spare parts. During fiscal years 2014 and 2013, we received purchase orders from Toyota Boshoku in the amounts of $146,101 and $2,500, respectively. Purchase orders from Toyota Boshoku have decreased because Toyota Boshoku has not produced any new systems requiring systems from us.

The material terms regarding the purchase orders are as follows: (i) progress payment terms consisting of 30% at award of purchase order, 30% at approximate eighty percent completion, 30% at acceptance, and 10% net thirty days’ (ii) completion time for designing and building system is generally 23 to 26 weeks; (iii) if spare parts required to construct system, delivery is 3 to 10 weeks from receipt of purchase order and terms for spare parts are net 45 days; and (iv) orders cancellable but in the event engineering and purchase orders for items with a long delivery time are placed with our suppliers, the customer is liable for any time, material and costs incurred.

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

Employees

We employ sixteen full time employees. This may fluctuate depending on our workload. We may also use temporary employees that have previously worked for us as required depending on the workload. We have our President/Chief Executive Officer, Bernardino Paolucci, and a member of our Board of Directors, Drasko Karanovic, on a full-time basis. These individuals are primarily responsible for all of our day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts. We have also engaged the services of the wives of Messrs. Paolucci and Drasko as part-time employees, respectively, on a limited basis.

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

We previous had significant economic and commercial reliance and dependence on Johnson Controls Inc. as a major customer.

We previously had significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”). In previous years, we have had significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”). JCI was one our major customers after the recession of 2009 through 2010 in which some of our previous customers went into bankruptcy or were acquired by larger companies. However, as of the date of this Annual Report, management has determined that we are not economically dependent upon JCI. During fiscal years ended December 31, 2016 and 2015, D&R Technology received purchase orders from JCI in the amount of $260,873 and $350,182, respectively. During fiscal year 2016, more than 30.3% sales were attributable to JCI. And, during fiscal year 2015, more than 53% sales and 20%, of our receivables were attributable to JCI. Therefore, management believes that the decline in orders received from JCI has not adversely affected our revenues and operating results and, therefore, no longer believes that we are subject to significant financial risk in the event of the financial distress of JCI. This could change, however, during subsequent fiscal years.

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

After giving effect to the Reverse Stock Split, there are approximately 445,703,359 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. On February 25, 2016, we issued 24,500,000 shares of common stock each to Messrs. Paolucci and Karanovic with regards to the Technology Purchase Agreement. On October 18, 2016, we issued a further 5,000,000 shares of post Reverse Stock Split in accordance with conversion of debt. See “Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

When designated by the Board of Directors, the rights of the preferred stock could negatively affect holders of common stock and make it more difficult to effect a change of control. As of the date of this Annual Report, the Board of Directors has designated 100 shares Series A preferred stock and 49,999,999 shares Series B preferred stock. The Board of Directors is authorized by our articles of incorporation to create and issue preferred stock. Certain of the rights of holders of preferred stock will take precedence over the rights of holders of common stock and may be entitled to a preference upon liquidation, dissolution or winding up. The shares could be convertible voluntarily at the election of the holder. See “Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities – Description of Securities.”

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

Our officers and directors and insiders own approximately 92.7% of the total issued and outstanding shares of our common stock and 100% of the shares of Series B preferred stock, and will be able to influence control of us or decisions made by our management. As of the date of this Annual Report, our officers, directors and insiders own approximately 92.7% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series B preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

ITEM 2. DESCRIPTION OF PROPERTY

Property

We currently have a three-year lease on a standalone building located at 7669 Kimbel Street, Mississauga, Ontario, Canada, which is 18,000 square feet. The building is located on approximately one acre of land. The building has two floors of office/engineering space, 1,500 square feet, and the balance is used for its welding, assembly and machining areas. We also have two loading docks for shipping.

The base rent is $8,400 CDN per month. As at December 31, 2016, the aggregate minimum annual lease payments under operating lease was $58,500 for 2016. Total remaining lease payments of $260,400 CDN are required to the lease expiration date, which is July 31, 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Annual Report and after giving effect to the Reverse Stock Split, there are 54,296,641 outstanding shares of our common stock of which approximately 78,941 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months. We were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act and, therefore, our shares of restricted stock available for sale under Rule 144 were affected. On December 5, 2008, prior management designated us a shell corporation, thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” April 20, 2012. Therefore, as of the date of this Annual Report, we have cured our “shell” status.

Any significant downward pressure on the price of our common stock as the shareholders sell their shares of the Corporation’s common stock could encourage short sales by the selling shareholders or others. Any such sales could place further downward pressure on the price of our common stock.

Our common stock has been quoted on the Over-the-Counter Bulletin Board since July 12, 2010, under the symbol ECIT.OB and recently to NRBT.OTC:QB. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:QB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

2016 Financial Year	High Bid	Low Bid
Fourth Quarter	$1.96	1.52
Third Quarter	$4.86	$2.33
Second Quarter	$1.33	$2.95
First Quarter	$6.90	$3.00

2015 Financial Year	High Bid	Low Bid
Fourth Quarter:	$0.03	$0.04
Third Quarter	$0.04	$0.05
Second Quarter	$0.06	$0.07
First Quarter	$0.08	$0.10

As of the date of this Annual Report, an aggregate of 54,296,641 shares of common stock were issued and outstanding and were owned by approximately 64 holders of record, based on information provided by our transfer agent.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2016 and to date of this Annual Report, we have issued shares of our common stock and preferred stock as follows:

Convertible Notes

On October 18, 2016, our Board of Directors authorized the issuance of an aggregate 5,000,000 post Reverse Stock Split shares of restricted common stock to certain unrelated parties. We received certain conversion notices dated October 18, 2016 from the unrelated parties (collectively, the “Conversion Notices”) and authorized the issuance of 5,000,000 shares of our post Reverse Stock split restricted common stock. The shares were issued in a private transaction to two non-United States residents, in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The parties acknowledged that the securities to be issued have not been registered under the Sec45.83urities Act and that they understood the economic risk of an investment in the securities

On August 26, 2016, Bernardino Paolucci, our President/Chief Executive Officer, entered into those certain debt purchase agreements dated August 26, 2016 (each, the “Debt Purchase Agreement”), which each Debt Purchase Agreement was consummated on September 2, 2016 with payment of consideration. It was previously reported and disclosed that the Company had issued: (i) that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the “Treanor Convertible Note”), to Stephen Treanor (“Treanor”), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between the Company and Treanor (the “Treanor Settlement Agreement”); (ii) that certain convertible promissory note dated April 15, 2008 in the principal amount of $40,000.00 (the “Boyle Convertible Note”), to Donna Boyle (“Boyle”), which all the principal and accrued interest in the amount of $41,600.00 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between the Company and Boyle (the “Boyle Settlement Agreement”); and (iii) that certain convertible promissory note dated December 15, 2006 in the principal amount of $60,000.00 (the “Russell Convertible Note”), to Raymond Russell (“Russell”), which a portion of the principal and accrued interest in the amount of $36,000 was subsequently settled pursuant to the terms and provisions of that certain settlement agreement dated December 15, 2009 between the Company and Russell (the “Russell Settlement Agreement”).

It was further previously disclosed that in accordance with the terms and provisions of that certain share exchange agreement dated January 27, 2012 (the “Share Exchange Agreement”) between the Company and D Mecatronics Inc., a private corporation (“D Mecatronics”) and the shareholders of D Mecatronics (the “D Mecatronics Shareholders”), the Company acquired all of the total issued and outstanding shares of D Mecatronics in exchange for the issuance of shares of its common stock to the D Mecatronic Shareholders and the assignment the Treanor Convertible Note, the Boyle Convertible Note and the Russell Convertible Note to Mr. Paolucci (collectively, the “Convertible Notes”).

During the first quarter of 2016, it was determined that as of the date of the Share Exchange Agreement, there were certain inaccuracies regarding the amounts recorded as owing on the convertible Notes payable that were assigned to Mr. Paolucci. These Convertible Notes were converted for 75,733 shares of common stock in January 2015. Upon making this determination, Mr. Paolucci terminated the transaction, returned his shares to treasury for cancellation and reinstated the Convertible Notes.

As of the date of the Debt Purchase Agreements, the aggregate amount that remained due and owing under the Treanor Convertible Note, the Boyle Convertible Note and the Russell Convertible Note was $39,864.00 (the “Debt”). Mr. Paolucci was the holder of all right, title and interest in and to the Debt due and owing by the Company, which Debt is evidenced on the audited and reviewed financial statements of the Company commencing as filed with the Securities and Exchange Commission. Therefore, on September 7, 2016, two separate unrelated parties entered into a separate Debt Purchase Agreement with Mr. Paolucci for payment of consideration each in the amount of $12,500.00 (each, the “Purchase Price”) and Mr. Paolucci sold and transferred all of his respective right, title and interest, including conversion rights of $0.005 per share, in and to the Debt.

As of the date of this Annual Report, an aggregate $25,000 of the Debt was converted into 5,000,000 shares of common stock.

On January 17, 2017, the Board of Directors authorized the execution of that certain settlement agreement (the Settlement Agreement”) and corresponding promissory note (the “Note”) between the Company and Mr. Paolucci. In accordance with the terms and provisions of the Settlement Agreement, Mr. Paolucci agreed to refrain from converting certain debt into shares of our common stock and to accept the settlement and payoff of $100,000 (the “Settlement Debt”). Mr. Paolucci’s agreement to forego his right and opportunity to convert the debt into approximately 2,616,600 shares of our common stock represented a large potential monetary loss based upon the anticipated increase in the trading price and valuation of our shares of common stock. As of the date of the Settlement Agreement, our common stock was trading at $1.7425, which represented a then monetary value of $4,559,425.50 in the event such debt was converted. Mr. Paolucci recognized his potential conflict of interest associated with the Settlement Agreement and as a member of the Board of Directors analyzed several factors and criteria with regards to his decision to enter into the Settlement Agreement as being in the best interests of the Company and its shareholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Material Commitments.”

Technology Purchase Agreement

On March 15, 2016 and in accordance with the terms and provisions of the Technology Purchase Agreement, our Board of Directors authorized the issuance of an aggregate 500,000 shares of our Series B preferred stock and 24,500,000 post-Reverse Stock Split shares of restricted common stock to each of Bernardino Paolucci, our President/Chief Executive Officer, and Drasko Karanovic.

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

Authorized Capital Stock

The total number of stock authorized that may be issued by us is 550,000,000 shares of which 50,000,000 shall be shares of preferred stock with a par value of $0.001 per share (100 shares designated as Series A preferred and 49,990,000 shares designated as Series B) and 500,000,000 shall be shares of common stock with a par value of $0.001 per share.

Capital Stock Issued and Outstanding

As of the date of this Annual Report, our issued and outstanding securities are as follows:

●	54,296,641 shares of common stock;

●	1,000,000 shares of Series B preferred stock;

●	No options to purchase any capital stock; and

●	No warrants to purchase any capital stock or securities convertible into capital stock. .

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

For the Years Ended December 31,	2016	2015

Revenue	$1,258,760	$1,637,381

Cost of sales	786,106	1,060,192
Gross Profit	472,653	577,189

Expenses
Compensation	495,788	589,610
Occupancy costs	69,860	67,173
Travel	30,499	44,621
Professional fees	74,715	119,108
Communication	9,646	10,686
Office and general	77,095	89,776

Total operating expenses	757,603	920,974

Income (loss) before other income	(284,950)	(343,785)
	-
Other income
Foreign exchange gain	(74,279)	166,671
Recovery of scientific research and development expenditures	31,700	72,453
Loss on settlement of debt	(84,123)	-0-
Total Other Income	(126,702)	239,124
Net Income (loss)	(416,362)	(104,661)
Other comprehensive loss
Foreign exchange adjustment	6,398	(293,308)

Comprehensive income (loss)	$(409,964)	$(397,969)

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue. We generated revenue during the year ended December 31, 2016 in the amount of $1,258,760 compared to $1,637,381generated during the year period ended December 31, 2015. Overall, revenue decreased primarily due to few projects related to spare part sales and retrofit systems, being offset by more seat frame systems being sold. Major components of the revenue mix for change from December 31, 2015 to December 31, 2016 are as follows:

1.	Prototypes Parts - increased $27,349 for prototypes for Adient/JCI projects.

2.	Spare Parts and Services - decreased $140,394 for parts not required by many customers including JCI, Toyota, PWO Kitchener, Van Rob Mexico and M.I.G. Athens to replace worn parts.

3.	Retrofit Systems - decrease of $101,221. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for JCI- Lakewood Bender 2, MIG-Athens, PWO - Kitchener, JCI-Athens and JCI-Ramos move machines for customers, install additional tooling units on existing benders. Retooling work primarily for in the second quarter of 2016 JCI Mexico and Constellium did not occur in the current year.

4.	Seat Frame System - increase of $69,645 being slightly higher prices points on the total machines sold in 2016 versus 2015.

5.	Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the year ended December 31, 2016, cost of sales was $786,106 compared to $1,060,192 during the year ended December 31, 2015; the decrease explained by the difference in product sale mix. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the year ended December 31, 2016.

Gross Profit. Thus, based on the above, our gross profit decreased to $472,653 for the year ended December 31, 2016 from $577,189 during the year ended December 31, 2015.

Operating expenses: During the year ended December 31, 2016, we incurred operating expenses in the amount of $757,603 compared to operating expenses incurred during the year ended December 31, 2015 of $920,974. Operating expenses include: (i) compensation of $495,788 (2015: $589,610); (ii) occupancy costs of $69,860 (2015: $67,173); (iii) travel of $30,499 (2015: $44,621); (iv) professional fees of $74,715 (2015: $119,108); (v) communication of $9,646 (2015: $10,686); and (vi) office and general of $81,806 (2015: $89,776). Compensation decreased by $93,822 during the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to less manufacturing work completed and a great portion of labor being absorbed in the general and administrative function. In 2015, the work mix was quite different and these costs were included in the cost of goods sold. Professional fees decreased by $44,393 during the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to streamlining of costs associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel and lesser consulting charges associated with determining recoverable scientific research and development expenses. Office and general expenses declined by $12,681 due to efforts by management to reduce overhead expenses in an effort to continue to streamline operations. Only our occupancy costs increased by $2,687 during fiscal year ended December 31, 2016 compared to December 31, 2015.

Foreign exchange: The continued weakening Canadian dollar in 2016 against the United States dollar resulted during fiscal year 2016 in a realized foreign exchange loss of $74,279 compared to a gain of $166,671 in 2015 in denominations transacted and settled in foreign currencies, primarily being sales to the United States (USD) from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Recovery of scientific Research and Development Expenditures: During the year ended December 31, 2016, we recognized $31,700 (2015: $72,453) in recovery of scientific research and development expenditures.

Loss on Settlement of Debt. During the year ended December 31, 2016, we incurred a loss on settlement of debt of $84,123 (2015: $-0-) relating to conversion of debt.

Net Income (loss). Thus, this resulted in net loss of ($416,362) during fiscal year ended December 31, 2016 compared to net loss of ($104,661) during fiscal year ended December 31, 2015.

Other Comprehensive income (loss). During fiscal year ended December 31, 2016, our unrealized foreign exchange adjustment was $6,398 compared to fiscal year ended December 31, 2015 of an unrealized foreign exchange adjustment of ($293,308).

Comprehensive income (loss). Thus, this resulted in comprehensive loss of ($409,964) or ($0.01) per share for fiscal year ended December 31, 2016 compared to comprehensive income of ($397,969) or ($0.01) per share for fiscal year ended December 31, 2015. The weighted average number of shares outstanding was 43,303,782 for fiscal year ended December 31, 2016 and 296,641 shares for December 31, 2015, respectively, taking into effect the Reverse Stock Split.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2016

As at fiscal year ended December 31, 2016, our current assets were $2,375,353 and our current liabilities were $2,293,979, which resulted in a working capital surplus of $81,374. As of the fiscal year ended December 31, 2016, current assets were comprised of: (i) $479,380 in cash; (ii) $292,407 in accounts receivable, net; (iii) $1,489,955 in inventory; (iv) $93,107 in sales taxes recoverable; (v) $9,827 in security deposits; and (vi) $10,676 in prepaid expense. As at fiscal year ended December 31, 2016, current liabilities were comprised of: (i) $341,179 in accounts payable and accrued expenses; (ii) $100,000 in note payable; (iii) $1,835,791 in customer deposits; (iv) $8,885 in warranty provision; and (v) $8,124 in current portion of obligation under capital lease.

As of the fiscal year ended December 31, 2016, our total assets were $2,508,032 comprised of: (i) current assets of $2,375,353; and (ii) fixed assets, net of depreciation of $132,678. The increase in total assets during fiscal year ended December 31, 2016 from fiscal year ended December 31, 2015 was primarily due to an increase in inventory of $1,279,669.

As of December 31, 2016, our total liabilities were $2,308,056 comprised of: (i) $2,293,979 in current liabilities; and (ii) $14,077 in obligation under capital lease. The increase in liabilities during fiscal year ended December 31, 2016 from fiscal year ended December 31, 2015 was primarily due to the increase in customer deposits of $1,486,762 and in accounts payable and accrued expenses of $158,621.

Stockholders’ equity decreased from $584,939 for fiscal year ended December 31, 2015 to $199,975 for fiscal year ended December 31, 2016.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For fiscal year ended December 31, 2016, net cash flows provided by operating activities was $3,033 compared to $1,570 for fiscal year ended December 31, 2015. Net cash flows provided by operating activities consisted primarily of net loss of ($416,362) (2015: $104,661), which was partially adjusted by $23,303 (2015: $23,982) in depreciation, $3,052 (2015: $-0-) and $84,123 (2015: $-0-) in loss on settlement of debt. The reduction in depreciation expense is due to the increased plant production in 2016 resulting in a greater amount capitalized as a product cost in 2016. Net cash flows provided by operating activities was further changed by: (i) a decrease of $24,190 (2015: ($119,744)) in accounts receivable; (ii) an increase of $1,279,669 (2015: ($9,480) in inventory; (iii) an increase of $8,338 (2015: ($665) in pre-paid expenses; (iv) a decrease of $1,117 (2015: $2,059) in security deposits; (v) an increase of $158,621 (2015: $15,052) in accounts payable and accrued expenses; (vi) an increase of $1,486,762 (2015: ($208,686)) in deferred revenue; (vii) an increase of $908 (2015: $1,207) in warranty payable; and (viii) a decrease of $73,672 (2015: ($16,322) in taxes recoverable.

Cash Flows from Investing Activities

We used cash of $5,859 in investing activities during fiscal year ended December 31, 2016 which consisted of purchase of fixed assets. We used cash of $43,118 in investing activities during fiscal year ended December 31, 2015 in purchase of fixed assets.

Cash Flows From Financing Activities

We used cash of $6,312 in financing activities during fiscal year ended December 31, 2016, which consisted of payment of obligation under capital lease. During fiscal year ended December 31, 2015, cash used in financing activities was $10,132, which consisted of $1,131 of payment of obligation under capital lease and $9,001 in repayment of convertible debenture.

Material Commitments

On January 17, 2017, the Board of Directors authorized the execution of that certain settlement agreement (the Settlement Agreement”) and corresponding promissory note (the “Note”) between the Company and our President/Chief Executive Officer, Mr. Paolucci. In accordance with the terms and provisions of the Settlement Agreement, Mr. Paolucci agreed to refrain from converting certain debt into shares of our common stock and to accept the settlement and payoff of $100,000 (the “Settlement Debt”). Mr. Paolucci’s agreement to forego his right and opportunity to convert the debt into approximately 2,616,600 shares of our common stock represented a large potential monetary loss based upon the anticipated increase in the trading price and valuation of our shares of common stock. As of the date of the Settlement Agreement, our common stock was trading at $1.7425, which represented a current monetary value of $4,559,425.50 in the event such debt was converted. Mr. Paolucci recognized his potential conflict of interest associated with the Settlement Agreement and as a member of the Board of Directors analyzed several factors and criteria with regards to his decision to enter into the Settlement Agreement as being in the best interests of the Company and its shareholders.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2017, however, we may also not achieve that level of revenue.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We had $1,860,401 of project work in process at the end of December 31, 2016 with a total contract value of approximately $2,800,000. We have received committed future orders of over $593,395, which are anticipated to be completed during the first half of 2017. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended December 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

As reflected in footnote no. 2 to the financial statements, there have been no recent accounting pronouncements or changes in accounting pronouncements that impacted fiscal year 2016 and 2015 or which are expected to impact future periods that were not already adopted or disclosed in prior periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Novus Robotics, Inc.

We have audited the accompanying consolidated balance sheets of Novus Robotics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the two years then ended. Novus Robotics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novus Robotics, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Fruci & Associates II, PLLC
Spokane, Washington
April 17, 2017

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$479,380	$493,843
Amounts receivable, net	292,407	316,597
Inventory	1,489,955	210,286
Sales tax recoverable	93,107	19,435
Security deposits	9,827	10,944
Prepaid expense	10,677	2,338
Total current assets	2,375,353	1,053,443

Fixed assets
Fixed assets, net of deprecation	132,678	137,399
Total assets	$2,508,031	$1,190,842

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$341,179	$182,558
Convertible note payable	-	37,825
Notes payable	100,000	-
Customer deposits	1,835,791	349,029
Warranty provision	8,885	7,977
Current portion of obligation under capital lease	8,124	6,529
Total current liabilities	2,293,979	583,919

Obligation under capital lease	14,077	21,984
Total liabilities	2,308,056	605,903

COMMITMENTS AND CONTINGENCIES - Note 9	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001;
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2015 - Nil)	1,000	-
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2015- 296,641 common shares)	54,296	296
Additional paid in capital	58,354	88,354
Accumulated other comprehensive loss	(335,157)	(341,555)
Retained earnings	421,482	837,844
Total stockholders’ equity	199,975	584,939

Total liabilities and stockholders’ equity	$2,508,031	$1,190,842

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Operations and Comprehensive Loss

For The Year Ended December 31,	2016	2015

Revenue	$1,258,760	$1,637,381
Cost of sales	786,106	1,060,192
Gross Profit	472,653	577,189

Expenses
Compensation	495,788	589,610
Occupancy costs	69,860	67,173
Travel	30,499	44,621
Professional fees	74,715	119,108
Communication	9,646	10,686
Office and general	81,806	89,776
Total operating expenses	762,314	920,974

Loss before other income (expense)	(289,661)	(343,785)

Other income (expense)
Foreign exchange gain (loss)	(74,279)	166,671
Recovery of scientific research and development expenditures	31,700	72,453
Loss on settlement of debt	(84,123)	-
Total other income (expense)	(126,702)	239,124

Net loss	(416,362)	(104,661)

Other comprehensive income (loss)
Foreign exchange adjustment	6,398	(293,308)

Comprehensive loss	$(409,964)	$(397,969)

Basic loss per share	$(0.01)	$(0.35)

Weighted average number of shares outstanding - basic	43,303,782	296,641

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2016 and 2015

									Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Retained Earnings	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
								(Restated)
Balance, December 31, 2014	-	$-	-	$-	296,641	$296	$88,354	$942,505	$(48,247)	$982,908
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(293,308)	(293,308)
Net loss	-	-	-	-	-	-	-	(104,661)	-	(104,661)
Balance, December 31, 2015	-	$-	-	$-	296,641	$296	$88,354	$837,844	$(341,555)	$584,939
Issuance of shares for assets	-	-	1,000,000	$1,000	49,000,000	$49,000	$(50,000)	-	-	-
Exercise of convertible debenture	-	-	-	-	5,000,000	5,000	20,000	-	-	25,000
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	6,398	6,398
Net loss	-	-	-	-	-	-	-	(416,362)	-	(416,362)
	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$421,482	$(335,157)	$199,975

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Cash Flows

For The Year Ended December 31,	2016	2015

Cash flow from operating activities
Net loss	$(416,362)	$(104,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,303	23,982
Forgiveness of interest on issuance of note payable	3,052	-
Loss on settlement of debt	84,123	-
	(306,885)	(80,679)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	24,190	(119,744)
Decrease (increase) in inventory	(1,279,669)	(9,480)
Decrease (increase) in prepaid expenses	(8,339)	665
Decrease (increase) in security deposits	1,117	2,059
Increase (decrease) in accounts payable and accrued expense	158,621	(15,052)
Increase (decrease) in deferred revenue	1,486,762	208,686
Increase (decrease) in warranty payable	908	(1,207)
Increase (decrease) in taxes recoverable/payable	(73,672)	16,322
Net cash provided by operating activities	3,033	1,570

Cash Flow from investing activity
Purchase of fixed assets	(5,859)	(43,118)
Net cash used in investing activity	(5,859)	(43,118)

Cash Flow from Financing activities
Obligation under capital lease, net of repayments	(6,312)	(1,131)
Repayment of convertible debt	-	(9,001)
Net cash used in financing activities	(6,312)	(10,132)

Effect of foreign exchange rate on changes in cash	(5,325)	(232,095)

Decrease in cash	(14,463)	(283,776)

Cash, beginning of year	493,843	777,618

Cash, end of year	$479,380	$493,843

Non-Monetary Transactions
Purchase of assets in exchange for common and preferred shares	$50,000	$-
Conversion of convertible note payable to equity	$25,000
Issuance of note in exchange for convertible debenture	$100,000
	$175,000	$-

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

The areas which require management to make significant judgments, estimates and assumptions in determining carrying values include, but are not limited to:

Assets’ carrying values and impairment charges

Assets, including property and equipment and inventory, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount exceeds their recoverable amounts. In the determination of carrying values and impairment charges, management looks at the higher of recoverable amount or fair value less costs to sell in the case of assets and at objective evidence, significant or prolonged decline of fair value on financial assets indicating impairment. These determinations and their individual assumptions require that management make a decision based on the best available information at each reporting period.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At December 31, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 31, 2016, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2016

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of December 31,2016 and December 31, 2015, factored accounts receivable were $Nil and $7,970 respectively. Finance charges associated with the sale of factored receivable for the year ended December 31, 2016 and 2015 were $1,117 and $10,808 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2016 and December 31, 2015, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at December 31, 2016 and December 31, 2015 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

December 31, 2016

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

December 31, 2016

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,”Revenue Recognition in Financial Statements” (“SAB 101”) as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized on a percentage of completions basis and when collection of the resulting receivable is reasonably assured.

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.

2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.

3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of December 31, 2016 and December 31, 2015 customer deposits were $1,835,791 and $349,092 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of December 31, 2016 and December 31, 2015, warranty liability was $8,885 and $7,977.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. There were no common share equivalents outstanding as of December 31, 2016 or 2015 that would have an impact on EPS during periods where a net loss is present.

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

● ASU 2015-02 related to amendments for consolidation analysis

● ASU 2015-14 related to deferral of effective date for new revenue recognition standard

● ASU 2015-17 related to deferred taxes

● ASU 2016-01 related to lease recognition and classification

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2016

3. FIXED ASSETS

Fixed assets are comprised of the following:

	December 31, 2016	December 31, 2015
Office equipment	$7,623	$7,425
Computer equipment	279,436	266,577
Delivery trucks	20,481	19,950
Shop and machinery equipment	377,237	367,462
Equipment under capital lease	47,146	45,924
Accumulated depreciation	(599,244)	(569,939)
Total fixed assets	$132,678	$137,399

Depreciation expense for the year end December 31, 2016 was $14,332 (2015 - $23,982).

4. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at December 31, 2016, interest in the amount of $0 (December 31, 2015 -$526) is owing and has been included in accounts payable and accrued expenses.

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

On September 7, 2016, Mr. Paolucci sold a portion notes including interest to a third party. On October 18, 2016, the third party converted $25,000 of the principal of the note in exchange for 5,000,000 common shares.

On December 31, 2016, the Company agreed to issue Mr. Paolucci a $100,000 promissory note bearing interest at an annual rate of 8% per annum, due on demand in exchange for him forgoing the ability to convert the remaining balance of the convertible debenture totaling $12,825 and accrued interest of $3,052 into 2,616,000 common shares. As a result of this transaction, Novus recorded a loss on settlement of debt in the amount of $$84,123.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

Year Ending December 31:

2017	$9,840
2018	9,020
18,860
Less: amount representing interest	(3,946)
Present value of minimum lease payments	$14,914

6. COMMON AND PREFERRED STOCK

On October 26, 2015, the Board of Directors approved a reverse stock split of one for three hundred reverse stock split of the Company’s total issued and outstanding shares of common stock. The Reverse Stock Split was affected on January 21, 2016 and reduced the total number of issued and outstanding common shares from 88,650,000 to 296,641. The resultant decrease in the value attributed to the common stock was transferred to Additional Paid In Capital (“APIC”) in the amount of $88,354. All share and related stock option information presented in these consolidated financial statements has been retroactively adjusted to the reduced number of shares resulting from this transaction.

Each share of Series A Preferred Stock is convertible on a one-for-one basis into common stock, has all of the voting rights that the holders of the common shares and has the ability to elect three directors.

The Series B Preferred Stock (‘Series B’) has voting rights whose holders must vote together with the common stock. Each Series B share has the same number of votes equal to 5,000 common shares and in the event of a stock split, share dividend or otherwise for the common shares will retain this voting proportion.

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

As referenced in Note 4, on October 18, 2016, $25,000 of the principal of the convertible note payable was converted in exchange for 5,000,000 common shares.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 30, 2016

7. INCOME TAXES

The Company’s primary area of operations is Canada where the statutory Federal corporate income tax rate is 26% (2015 - 26%). The following table is a reconciliation between the effective tax rate from continuing operations and the Canadian statutory tax rate.

	2016	2015

Income tax expense at federal statutory rate	$(110,336)	$(27,735)
Permanent differences and other	(19,444)	(76,853)
Change in valuation allowance	106,240	104,588
Income tax expense (recovery)	$-	$-

The nature and tax effect of the temporary differences giving rise to deferred income tax assets are summarized as follows:

	2016	2015
Deferred tax liability - fixed assets	$(24,301)	$(18,900)
Deferred tax asset - tax loss carry forwards	115,489	71,413
Deferred tax asset - R&D credit	-	108,683
Total deferred tax asset (liability)	91,188	161,196
Valuation allowance on deferred tax asset	(91,188)	(161,196)
Net of deferred tax asset	$-	$-

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company anticipates an R&D tax credit of $NIL (2015 - $125,000), for its R&D expenditures during 2016.

The Company applies the provisions of the ASC 740 “Income Taxes”. ASC 740-10 prescribes a recognition threshold and a measurement attributed for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company believes that its tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at December 31, 2016 and 2015.

8. CONCENTRATIONS

In previous years, the Company had significant economic and commercial dependence on Johnson Controls, Inc. (`JCI``). As a result, D&R was subject to significant financial risk in the event of financial distress of JCI. For the year ended December 31, 2015 more than 53% sales and 20% of its receivables was to this entity. During the year ended December 31, 2016, it was determined that Novus was not economically dependent on JCI.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 30, 2016

9. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$260,400 are required to the lease expiration date on July 31, 2019.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

10. RESTATEMENT

In the year ending December 31, 2015, the Company determined that as on January 27, 2012, the date of the reverse merger and recapitalization between Ecoland and D&R Technologies Inc., that it had incorrectly recorded its purchase price deficiency in Additional Paid In Capital rather than in retained earnings. The impact of the restatement was to reclassify the deficiency from APIC to retained earnings such that APIC increased $220,803 and retained earnings decreased by $220,803. The net impact of this transaction had no effect on the net income or comprehensive income or statement of cash flows.

11. SUBSEQUENT EVENT

In March 2017, the Company agreed to a settlement with one of its customers on amounts owing for worked performed. As a result of this agreement, Novus will forgive $298,905 of invoices and recognize this loss in the first quarter of 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Engagement of Fruci & Associates II, PLLC

Effective December 11, 2015, we engaged Fruci & Associates (“Fruci”) as our principal independent registered public accounting firm, which included audit of the financial statements for fiscal year ended December 31, 2016 and 2015. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

The report of Fruci on our financial statements for fiscal year ended December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our last fiscal year ended December 31, 2016, there were no disagreements between us and Fruci, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Fruci, would have caused Fruci to make reference thereto in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2016 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors during fiscal year ended December 31, 2016 and to current date. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age
Bernardino Paolucci	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	68
H. Beth Carey	Director	68
Drasko Karanovic	Director	51

The biographies of our directors and officers are set forth below as follows:

Bernardino Paolucci. Mr. Paolucci is our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer and a member of the Board of Directors since February 2012. Mr. Paolucci has been the Chief Executive Officer and director and shareholder of D&R Technology since its inception in 2004. His duties as Chief Executive Officer of D&R Technology primarily focused on the financial and manufacturing sectors since inception. Mr. Paolucci also assumed the responsibilities of the purchasing division in April 2011 for D&R Technology. Mr. Paolucci has over thirty years experience in customer and quality-focused business and provides strategic vision and leadership qualities that drive operational process, productivity, efficiency and improvement at multisite manufacturing organizations. He is an expert in combining financial and business planning with tactical execution to optimize long-term gains in performance, revenues and profitability. His breadth of experience includes quality and manufacturing operations, lean concept, root cause and corrective action preventive action (CAPA) analysis, team concepts, total preventive maintenance, set-up reduction and standard work. Mr. Paolucci has been employed by D&R Technologies Inc. from 2004 through current date where he held the position of manufacturing supervisor. His previous responsibilities included: (i) manage and direct all electrical, mechanical, hydraulic and process functions within departments; (ii) continuously impact and improve the key performance indicators across the process such as machine mechanical, hydraulic, pneumatic and electrical build, process improvement, identification and sourcing of new equipment as well as the payout and reallocation of equipment and workforce; (iii) develop and initiate appropriate actions that lead to optimizing production capabilities of all machinery, equipment and resources resulting in improved machine utilization, labor efficiency, expense reduction and on-time delivery; (iv) recommend solutions to customers for preventative maintenance, machine layouts and configuration of machinery for the purpose of proaction planning as well as responding to day to day service issues; and (v) manage and develop department’s team members by conducting regular appraisal, developing performance improvement plans, administering salary and compensation as per company policy and providing direction and support for the development of individuals within the department. The nature of his responsibilities discussed above, including the underlying requisite managerial and administrative skills, establish Mr. Paolucci’s qualification as a member of our Board of Directors and as President/Chief Executive Officer. Mr. Paolucci also owned his own machine shop and was plant foreman for Dieco Technology Inc. for over ten years where he was responsible for production, inventory, purchasing, labor and overall supervision of the plant. Dieco Technology Inc. was a Canadian based company specializing in the production of tubular steel oriented components and assemblies for automotive industry, which ceased business operations in May 2004.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended December 31, 2016 and 2015, our officers and directors earn certain salaries. Messrs. Paolucci and Karanovic each earn an annual salary of $208,000 and Ms. Carey earns an annual salary of $47,500.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Bernardino Paolucci	2016	$208,000	$-0-					-	$208,000
(Chief Executive Officer, President,Treasurer/Chief Financial Officer and Director)	2015	$208,000	$-0-						$208,000

DIRECTOR COMPENSATION

We do currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Name	Salary	Position

Bernardino Paolucci (1)	$6,000	Chairman of the Board, Director

Drasko Karanovic (2)	$6,000	Director

Beth Carey (3)	$6,000	Director

(1) Mr. Paolucci earns an executive salary of $208,000, which is more fully discussed above in the Summary Compensation Table. Mr. Paolucci earned $208,000 for both fiscal years ended December 31, 2016 and December 31, 2015, respectively, in his executive capacity.

(2) Mr. Karanovic earned a salary related to employment services of $208,000 during fiscal years ended December 31, 2016 and December 31, 2015, respectively.

(3) Ms. Carey earned a salary related to employment services of $47,500 during fiscal years ended December 31, 2016 and December 31, 2015, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 14, 2017 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 54,078,941 shares of common stock and 1,000,000 shares of Series B preferred stock issued and outstanding as of April 14, 2017.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Bernardino Paolucci	Common	25,094,400	(1)	46.4%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Drasko Karanovic	Common	25,047,200	(1)	46.3%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Beth Carey 7669 Kimbal Street Mississauga, Ontario	Common	4		0%
Canada L5S 1A7	Preferred	-0-		0%

All executive officers and	Common	50,141,604		92.7%
directors as a group (3 person)	Preferred	1,000,000		100%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. Figure takes into consideration the Reverse Stock Split of 300 to 1.

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

EXECUTIVE COMPENSATION

During fiscal year ended December 31, 2016 and December 31, 2015, our officers and directors earned certain salaries. Messrs. Paolucci and Karanovic each earned an annual salary of $208,000 during both fiscal years ended December 31, 2016 and December 31, 2015. Ms. Carey earned an annual salary of $47,500 during both fiscal years ended December 31, 2016 and December 31, 2015. The officers and directors are salaried employees with salaries paid weekly.

SHAREHOLDER LOAN

After consummation of the Share Exchange Agreement, Mr. Paolucci loaned us an aggregate $490,650 for working capital purposes. The loan is payable upon demand with no interest The loan was paid in full during fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2016	2015
Audit fees	$42,250	$81,844
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2017.

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

Name	Title	Date

/s/ Berardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	April 17, 2017
Berardino Paolucci

/s/ Drakso Karanovic	Director	April 17, 2017
Drasko Karanovic

/s/ H. Beth Carey	Director	April 17, 2017
H. Beth Carey

