Form 10-Q
period 2017-03-31
Novus Robotics Inc.
filed 2017-05-19
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2017

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 16, 2017
Common Stock, $0.001	54,296,641

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$886,645	$479,380
Amounts receivable, net	539,571	292,407
Inventory	635,343	1,489,955
Sales tax recoverable	20,362	93,107
Security deposits	9,911	9,827
Prepaid expense	8,910	10,677
Total current assets	2,100,742	2,375,353

Fixed assets
Fixed assets, net of deprecation	139,417	132,678
Total assets	$2,240,160	$2,508,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$253,756	$341,179
Notes payable	100,000	100,000
Customer deposits	895,815	1,835,791
Warranty provision	6,462	8,885
Income taxes payable	198,624	-
Current portion of obligation under capital lease	8,492	8,124
Total current liabilities	1,463,149	2,293,979

Obligation under capital lease	11,965	14,077
Total liabilities	1,475,115	2,308,056

COMMITMENTS AND CONTINGENCIES - Note 9	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2016 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2016- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(320,989)	(335,157)
Retained earnings	972,384	421,482
Total stockholders’ equity	765,045	199,975

Total liabilities and stockholders’ equity	$2,240,160	$2,508,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Earnings and Comprehensive Income (Loss)

(Unaudited)

For the Three Months Ended March 31,	2017	2016

Revenue	$2,088,292	$337,490
Cost of sales	1,100,198	314,570
Gross Profit	988,094	22,920

Expenses
Compensation	196,185	122,226
Occupancy costs	18,667	18,317
Travel	38,148	5,331
Professional fees	17,953	14,149
Communication	2,235	2,318
Office and general	17,662	30,089
Total operating expenses	290,851	192,430

Income (loss) before other income (expense) and income taxes	697,243	(169,510)

Other income (expense)
Foreign exchange gain (loss)	(8,053)	(215,925)
Recovery of scientific research and development expenditures	60,336	-
Total other income (expense)	52,283	(215,925)

Net income before income taxes	749,526	46,415

Provision for income taxes	(198,624)	-

Net income	550,902	46,415

Other comprehensive income (loss)
Foreign exchange adjustment	14,168	(314,708)

Comprehensive Income (loss)	$565,070	$(268,293)

Basic loss per share	$0.01	$0.00
Diluted income per share	$0.01	$0.00

Weighted average number of shares outstanding - basic	54,296,541	19,141,654
Weighted average number of shares outstanding - diluted	54,296,541	19,141,654

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

(Unaudited)

For The Three Months Ended March 31,	2017	2016

Cash flow from operating activities
Net income	$550,902	$46,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,734	3,197

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(247,163)	(112,164)
Decrease (increase) in inventory	854,613	(144,648)
Decrease (increase) in prepaid expenses	1,767	(66)
Decrease (increase) in security deposits	(84)	771
Increase (decrease) in accounts payable and accrued expense	(87,423)	161,426
Increase (decrease) in deferred revenue	(939,977)	723,240
Increase (decrease) in warranty payable	(2,423)	2,016
Increase (decrease) in taxes recoverable/payable	271,370	(39,641)
Net cash provided by operating activities	408,315	640,546

Cash Flow from investing activity
Purchase of fixed assets	-	(6,065)
Net cash used in investing activity	-	(6,065)

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	(1,745)	40
Net cash provided by (used in) financing activity	(1,745)	40

Effect of foreign exchange rate on changes in cash	695	(244,234)

Increase in cash	407,265	390,286

Cash, beginning of year	479,380	493,843

Cash, end of year	$886,645	$884,129

Non-Monetary Transactions
Purchase of assets in exchange for common and preferred shares	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2017

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

The interim consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with General Accepted Accounting Principles in the United States (“U.S. GAAP”), have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below. This interim filing should be read in conjunction with the Companys latest annual report for the year ending December 31, 2016 and the results of the 3 months ended March 31, 2017 are not necessarily indicative of the full year operations.

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

March 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2017, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2017

2. SIGNIFICANT ACCOUNTING POLICIES – continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of March 31,2017 and December 31, 2016, the Company had no factored receivables. Finance charges associated with the sale of factored receivable for the quarter ended March 31, 2017 and 2016 were $Nil and $543 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2017 and December 31, 2016, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at March 31, 2017 and December 31, 2016 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

March 31, 2017

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

Recorded in other (income) and expenses are monies recovered relating to non-refundable, federal government Scientific Research & Experimental Development (“SR&ED”) tax credits. Due to the uncertain nature of these expenditures, the Company does not record any amount until such time as the deduction is approved by Canadian provincial and federal governments. SR&ED expenditures relating to 2016 taxation year were applied to recover previously paid taxes for which the Company obtained approval and received the requisite funds in the first quarter of 2017.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2017

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

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.

2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.

3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of March 31, 2017 and December 31, 2016 customer deposits were $895,815 and $1,835,791 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of March 31, 2017 and December 31, 2016, warranty liability was $6,462 and $8,885.

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

● ASU 2015-17 related to deferred taxes

● ASU 2016-01 related to lease recognition and classification

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2017

3. FIXED ASSETS

Fixed assets are comprised of the following:

	March 31, 2017	December 31, 2016
Office equipment	$7,689	$7,623
Computer equipment	281,875	279,436
Delivery trucks	20,660	20,481
Shop and machinery equipment	380,529	377,237
Equipment under capital lease	47,557	47,145
Accumulated depreciation	(598,893)	(599,244)
Total fixed assets	$139,417	$132,678

Depreciation expense for the quarter ended March 31, 2017 was $6,734 (2016 - $3,197).

4. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at March 31, 2017, interest in the amount of $Nil (December 31, 2016 -$Nil) was owing.

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

On December 31, 2016, the Company agreed to issue Mr. Paolucci a $100,000 promissory note bearing interest at an annual rate of 8% per annum, due on demand in exchange for him forgoing the ability to convert the remaining balance of the convertible debenture totaling $12,825 and accrued interest of $3,052 into 2,616,000 common shares. As a result of this transaction, Novus recorded a loss on settlement of debt in the amount of $$84,123. As at March 31, 2017, interest in the amount of $2,000 (December 31, 2016 - $Nil) was owing and is included in the accounts payable and accrued liabilities.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2017

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

Year Ending December 31:

2017	$7,380
2018	9,020
16,400
Less: amount representing interest	(2,144)
Present value of minimum lease payments	$14,256

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

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2017

7. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$235,200 are required to the lease expiration date on July 31, 2019.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company,” or “Novus Robotics,” refers to Novus Robotics Inc.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Three Months Ended March 31	2017	2016

Revenue	$2,088,292	$337,490
Cost of sales	1,100,198	314,570
Gross Profit	988,094	22,920

Expenses
Compensation	196,185	122,226
Occupancy costs	18,667	18,317
Travel	38,148	5,331
Professional fees	17,953	14,149
Communication	2,235	2,318
Office and general	17,662	30,089

Total operating expenses	290,851	192,430

Income (loss) before other income	749,526	(169,510)
Other (income) and expenses:
Foreign exchange gain (loss)	(8,053)	(215,925)
Recovery of scientific and development expenditures	60,336	-0-

Total other income (loss)	(52,283)	(215,925)

Net income (loss)	550,902	46,415

Other comprehensive loss
Foreign exchange adjustment	14,168	(314,708)
Comprehensive loss	565,070	(268,293)

The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The Corporation’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three Month Period Ended March 31, 2017 Compared to Three Month Period Ended March 31, 2016.

We generated revenue during the three month period ended March 31, 2017 in the amount of $2,088,292 compared to $337,490 generated during the three month period ended March 31, 2016 (an increase of $1,750,802). Major components of the revenue mix for change from March 31, 2017 to March 31, 2016 are as follows:

1.	Prototypes Parts – increased $309,866 for prototypes for Adient/JCI projects.

2.	Spare Parts and Services -increased $53,986.for parts required by many customers including JCI, Toyota, PWO Kitchener, Van Rob Mexico and Adient/JCI- Athens to replace worn parts.

3.	Retrofit Systems – increase of $7,559. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical, electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for JCI-Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System – increase of $1,380,931 – Constellium USA new machine sold in 2017 versus 2016.

5.	Medical robotics, personal robotic devices and water treatment industry. We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment our core business.

Cost of sales: During the three month period ended March 31, 2017, cost of sales was $1,100,198 compared to $314,570 during the three month period ended March 31, 2016 (an increase of $785,628). The change in products sold in the three month period ended March 31, 2017 contributed to an increase in our gross margin over the three month period ended March 31, 2016. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the year ended December 31, 2016.

Gross Profit. Thus, based on the above, our gross profit increased to $988,094 during the three month period ended March 31, 2017 from $22,920 during the three month period ended March 31, 2016.

Operating expenses: During the three month period ended March 31, 2017, we incurred operating expenses in the amount of $290,851 compared to operating expenses incurred during the three month period ended March 31, 2016 of $192,430 (an increase of $98,421). Operating expenses include: (i) compensation of $196,185 (2016: $122,226); (ii) occupancy costs of $18,667 (2016: $18,317); (iii) travel of $38,148 (2016: $5,331); (iv) professional fees of $17,953 (2016: $14,149); (v) communication of $2,235 (2016: $2,318); and (vi) office and general of $17,662 (2016: $30,089). In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016 due to the timing and completion of specific projects resulting in an increase of $73,959 being charged in 2017. Travel increased by $32,817 as we focused on acquiring new customers and opportunities during the three month period ended March 31, 2017 as compared to the same period in 2016. Professional fees increased slightly by $3,804 in the first quarter of 2017 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2016. Office and general expenses decreased by $12,427 due to an increase in selling expenses as we purchased brochures and other materials to assist in marketing our products in the current year.

Income from Operations. Thus, this resulted in a profit before other income of $697,243 during the three month period ended March 31, 2017 compared to a loss before other income of ($169,510) during the three month period ended March 31, 2016.

Other Income (Expense). During the three month period ended March 31, 2017, we recorded $52,283 in other income as compared to ($215,925) in other expense in the three month period ended March 31, 2016. The continued weakening Canadian dollar in 2017 against the United States dollar resulted during the three month periods ended March 31, 2017 and March 31, 2016 in a foreign exchange loss of $8,053 and $215,925, respectively, on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $60,336 in expenses associated with recovery of scientific research and development expenditures during the three month period ended March 31, 2017 compared to $-0- during the three month period ended March 31, 2016.

Net income (loss). Thus, during the three month period ended March 31, 2017, this resulted in net income of $550,902 compared to net income of $46,415 during the three month period ended March 31, 2016.

Other Comprehensive Gain (Loss). During the three month period ended March 31, 2017, we recorded a foreign exchange adjustment of $14,168 as compared to ($314,708) during the three month period ended March 31, 2016.

Comprehensive Income (Loss). Thus, during the three month period ended March 31, 2017, our comprehensive income was $565,070 or $0.01 per share compared to a comprehensive loss of ($268,293) or ($0.00) for the three month period ended March 31, 2016. The weighted average number of shares outstanding was 54,296,541 for the three month period ended March 31, 2017 compared to 19,141,654 for the three month period ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017

As of March 31, 2017, our current assets were $2,100,742 and our current liabilities were $1,264,525, which resulted in a working capital surplus of $836,217. As of March 31, 2017, current assets were comprised of: (i) $886,645 in cash; (ii) $539,571 in amounts receivable, net; (iii) $635,343 in inventory; (iv) $20,362 in sales tax recoverable; (v) $9,911 in security deposits; and (vi) $8,910 in prepaid expenses. As of March 31, 2017, current liabilities were comprised of: (i) $253,756 in accounts payable and accrued expenses; (ii) $100,000 in note payable; (iii) $895,815 in customer deposits; (iv) $6,462 in warranty provision; and (v) $8,492 in current portion of obligation under capital lease.

As of March 31, 2017, our total assets were $2,240,160 comprised of: (i) $2,100,742 in current assets; and (ii) $139,417 in fixed assets, net of depreciation. The decrease of total assets during the three month period ended March 31, 2017 from December 31, 2016 was primarily due a decrease in inventory of $854,612 and $72,745 in sales tax recoverable.

As of March 31, 2017, our total liabilities were $1,475,115 comprised of: (i) $1,463,149 in current liabilities; and (ii) $11,965 in obligation under capital lease. The decrease in liabilities during the three month period ended March 31, 2017 from December 31, 2016 was primarily due to a decrease in customer deposits of $939,976 and accounts payable and accrued expenses of $87,423.

Total stockholders’ equity increased from $199,975 as of December 31, 2016 to $765,045 as of March 31, 2017.

Cash Flows from Operating Activities

For the three month period ended March 31, 2017, net cash flows provided by operating activities was $408,315 consisting primarily of net income of $550,902. Net cash flows provided by operating activities was adjusted by $6,734 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $247,163 in accounts receivable; (ii) a decrease of $854,613 in inventory; (iii) a decrease of $1,767 in prepaid expenses; (iv) an increase of $84 in security deposit; (v) a decrease of $87,423 in accounts payable and accrued expense; (vi) a decrease of $939,977 in deferred revenue; (vii) a decrease of $2,423 in warranty payable; and (viii) an increase of $271,370 in taxes recoverable/payable.

For the three month period ended March 31, 2016, net cash flows provided by operating activities was $640,546 consisting primarily of net income of $46,415. Net cash flows provided by operating activities was adjusted by $3,197 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $112,164 in accounts receivable; (ii) an increase of $144,648 in inventory; (iii) an increase of $66 in prepaid expenses; (iv) an increase of $771 in security deposit; (v) an increase of $161,426 in accounts payable and accrued expense; (vi) an increase of $723,240 in deferred revenue; (vii) an increase of $2,016 in warranty payable; and (viii) a decrease of $39,641 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month period ended March 31, 2017, net cash flows used in investing activity was $-0- consisting of purchase of fixed assets compared to net cash flows used in investing activity of $6,065 during the three month period ended March 31, 2016.

Cash Flows from Financing Activities

For the three month period ended March 31, 2017, net cash flow used in financing activity was $1,745 consisting of $1,745 in obligation under capital lease, net of repayments, compared to net cash flow from $40 during the three month period ended March 31, 2016.

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

MATERIAL COMMITMENTS

Other than the lease obligation and note referenced below, we have no other reportable material commitments for the three month period ended March 31, 2017.

Settlement Agreement/Convertible Note

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

As of the date of this Quarterly Report, an aggregate $25,000 of the Debt was converted into 5,000,000 shares of common stock.

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

Lease

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

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2017, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2017, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at March 31, 2017.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2017, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of March 31, 2017, warranty liability was $______ .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, no progress toward remediation of our previously disclosed material weaknesses has been implemented.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2017.

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

NOVUS ROBOTICS INC.

Dated: May 19, 2017	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

