Form 10-Q
period 2017-06-30
Novus Robotics Inc.
filed 2017-08-18
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2017

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 16, 2017
Common Stock, $0.001	54,296,641

NOVUS ROBOTICS INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$879,710	$479,380
Amounts receivable, net	511,239	292,407
Inventory	292,275	1,489,955
Sales tax recoverable	26,141	93,107
Security deposits	10,168	9,827
Prepaid expense	13,785	10,677
Total current assets	1,733,318	2,375,353

Fixed assets
Fixed assets, net of deprecation	135,989	132,678
Total assets	$1,869,307	$2,508,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$201,777	$341,179
Notes payable	-	100,000
Customer deposits	506,845	1,835,791
Warranty provision	13,824	8,885
Income taxes payable	226,890	-
Current portion of obligation under capital lease	8,405	8,124
Total current liabilities	957,741	2,293,979

Obligation under capital lease	10,514	14,077
Total liabilities	968,255	2,308,056

COMMITMENTS AND CONTINGENCIES - Note 7	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2016 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2016- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(331,157)	(335,157)
Retained earnings	1,118,559	421,482
Total stockholders’ equity	901,052	199,975

Total liabilities and stockholders’ equity	$1,869,307	$2,508,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Earnings and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$1,022,570	$810,030	$3,110,862	$1,147,520
Cost of sales	612,766	393,092	1,712,964	707,661
Gross Profit	409,804	416,938	1,397,898	439,859

Expenses
Compensation	152,510	127,962	348,695	250,188
Occupancy costs	16,681	17,496	35,348	35,813
Travel	12,113	13,143	50,261	18,474
Professional fees	37,113	21,547	55,066	35,697
Communication	2,084	2,137	4,319	4,455
Office and general	19,524	48,922	37,186	79,010
Total operating expenses	240,026	231,207	530,876	423,637

Income (loss) before other income (expense) and income taxes	169,778	185,731	867,022	16,222

Other income (expense)
Foreign exchange gain (loss)	5,165	27,056	(2,888)	341,764
Recovery of scientific research and development expenditures	-	-	59,833	-
Total other income (expense)	5,165	27,056	56,945	341,764

Net income before income taxes	174,943	212,787	923,967	357,986

Provision for income taxes	(28,266)	-	(226,890)	-

Net income	146,678	212,787	697,077	357,986

Other comprehensive income (loss)
Foreign exchange adjustment	(10,168)	(71,825)	4,000	(386,533)

Comprehensive Income (loss)	$136,510	$140,962	$701,077	$(28,547)

Basic loss per share	$0.00	$0.00	$0.01	$0.01
Diluted income per share	$0.00	$0.00	$0.01	$0.01

Weighted average number of shares outstanding - basic	54,296,541	49,295,500	54,296,541	34,218,577
Weighted average number of shares outstanding - diluted	54,296,541	49,295,500	54,296,541	34,218,577

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

(Unaudited)

For The Six Months Ended June 30,	2017	2016

Cash flow from operating activities
Net income	$697,077	$357,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,357	9,609

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(218,831)	(380,213)
Decrease (increase) in inventory	1,197,680	(280,572)
Decrease (increase) in prepaid expenses	(3,109)	3
Decrease (increase) in security deposits	(340)	795
Increase (decrease) in accounts payable and accrued expense	(139,402)	199,114
Increase (decrease) in customer deposits	(1,328,946)	789,065
Increase (decrease) in warranty payable	4,939	5,934
Increase (decrease) in taxes recoverable/payable	293,856	(20,824)
Net cash provided by operating activities	516,281	680,897

Cash Flow from investing activity
Purchase of fixed assets	0	(6,051)
Net cash used in investing activity	0	(6,051)

Cash Flow from Financing activities
Obligation under capital lease, net of repayments	(3,282)	(1,814)
Repayment of notes payable	(100,000)	-
Net cash provided by (used in) financing activities	(103,282)	(1,814)

Effect of foreign exchange rate on changes in cash	(12,669)	(364,737)

Increase in cash	400,330	308,294

Cash, beginning of year	479,380	493,843

Cash, end of year	$879,710	$802,137

Non-Monetary Transactions
Purchase of assets in exchange for common and preferred shares	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2017, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2017

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of June 30,2017, the Company had $180,761 of factored receivables. There were no factored receivables at December 31, 2016.Finance charges associated with the sale of factored receivable for the six months ended June 30, 2017 and 2016 were $6,086 and $1,117 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2017 and December 31, 2016, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at June 30, 2017 and December 31, 2016 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

June 30, 2017

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

June 30, 2017

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

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of June 30, 2017 and December 31, 2016 customer deposits were $506,845 and $1,835,791 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of June 30, 2017 and December 31, 2016, warranty liability was $13,824 and $8,885.

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

● ASU 2015-17 related to deferred taxes

● ASU 2016-01 related to lease recognition and classification

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2017

3. FIXED ASSETS

Fixed assets are comprised of the following:

	June 30, 2017	December 31, 2016
Office equipment	$7,868	$7,623
Computer equipment	289,116	279,436
Delivery trucks	21,190	20,481
Shop and machinery equipment	390,305	377,237
Equipment under capital lease	48,779	47,145
Accumulated depreciation	(621,268)	(599,244)
Total fixed assets	$135,989	$132,678

Depreciation expense for the quarter ended June 30, 2017 was $13,357 (2016 - $9,609).

4. CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at June 30, 2017, interest in the amount of $Nil (December 31, 2016 -$Nil) was owing.

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

On December 31, 2016, the Company agreed to issue Mr. Paolucci a $100,000 promissory note bearing interest at an annual rate of 8% per annum, due on demand in exchange for him forgoing the ability to convert the remaining balance of the convertible debenture totaling $12,825 and accrued interest of $3,052 into 2,616,000 common shares. As a result of this transaction, Novus recorded a loss on settlement of debt in the amount of $84,123. The note was repaid in the second quarter of 2017. As at June 30, 2017, interest in the amount of $2,000 (December 31, 2016 - $Nil) was owing and is included in the accounts payable and accrued liabilities.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2017

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

Year Ending December 31:

2017	$4,920
2018	9,020
13,940
Less: amount representing interest	(1,817)
Present value of minimum lease payments	$12,123

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

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

June 30, 2017

7. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$210,000 are required to the lease expiration date on July 31, 2019.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

8. Subsequent Events

They Company has evaluated events through the date of this filing and identified none that would require disclosure in these financial statements.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Six Months Ended June 30	2017	2016

Revenue	$3,110,862	$1,147,520
Cost of sales	1,712,964	707,661
Gross Profit	1,397,898	439,859

Expenses
Compensation	348,695	250,188
Occupancy costs	35,348	35,813
Travel	50,261	18,474
Professional fees	55,066	35,697
Communication	4,319	4,455
Office and general	37,186	79,010

Total operating expenses	530,876	423,637

Income (loss) before other income	867,022	16,222
Other (income) and expenses:
Foreign exchange gain (loss)	(2,888)	341,764
Recovery of scientific and development expenditures	59,833	-0-

Total other income (loss)	56,945	341,764

Net income (loss) before income taxes	923,967	357,986
Provision for income taxes	(226,890)	0
Net Income (loss)	697,077	357,986
Foreign exchange adjustment	4,000	(386,533)
Comprehensive Income (loss)	701,077	(28,547)

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

Six Month Period Ended June 30, 2017 Compared to Six Month Period Ended June 30, 2016.

We generated revenue during the six month period ended June 30, 2017 in the amount of $3,110,862 compared to $1,147,520 generated during the six month period ended June 30, 2016 (an increase of $1,963,342). Major components of the revenue mix for change from June 30, 2016 to June 30, 2017 are as follows:

1.	Prototypes Parts – increased $525,720 for prototypes for Adient/JCI projects.

2.	Spare Parts and Services -increased $86,335 for parts required by many customers including JCI, Toyota, PWO Kitchener, Van Rob Mexico and Adient/JCI- Athens to replace worn parts.

3.	Retrofit Systems – increase of $16,643. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical, electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for JCI-Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System – increase of $2,144,217 – Two machines were sold to Constellium through the first six months of 2017 versus only one machine sold in 2016.

5.	Medical robotics, personal robotic devices and water treatment industry. We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment our core business.

Cost of sales: During the six month period ended June 30, 2017, cost of sales was $1,712,964 compared to $707,661 during the six month period ended June 30, 2016 (an increase of $1,005,303). The change in products sold in the six month period ended June 30, 2017 contributed to an increase in our gross margin over the six month period ended June 30, 2016. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the six month period ended June 30, 2016.

Gross Profit. Thus, based on the above, our gross profit increased to $1,397,898 during the six month period ended June 30, 2017 from $439,859 during the six month period ended June 30, 2016.

Operating expenses: During the six month period ended June 30, 2017, we incurred operating expenses in the amount of $530,876 compared to operating expenses incurred during the six month period ended June 30, 2016 of $423,637 (an increase of $107,239). Operating expenses include: (i) compensation of $348,695 (2016: $250,188); (ii) occupancy costs of $35,348 (2016: $35,813); (iii) travel of $50,261 (2016: $18,474); (iv) professional fees of $55,066 (2016: $35,697); (v) communication of $4,319 (2016: $4,455); and (vi) office and general of $37,186 (2016: $79,010). In respect of compensation, more labor charges were capitalized to the work in process projects during the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016 due to the timing and completion of specific projects resulting in an increase of $98,507 being charged in 2017. Travel increased by $31,787 as we focused on acquiring new customers and opportunities during the six month period ended June 30, 2017 as compared to the same period in 2016. Professional fees increased by $19,369 in the six-month period ended June 30, 2017 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2016. Office and general expenses decreased by $41,824 due to an increase in selling expenses during 2016 as we purchased brochures and other materials to assist in marketing our products in 2016.

Income from Operations. Thus, this resulted in a profit before other income of $867,022 during the six month period ended June 30, 2017 compared to a profit before other income of $16,222 during the six month period ended June 30, 2016.

Other Income (Expense). During the six month period ended June 30, 2017, we recorded $56,945 in other income as compared to other income of $341,764 in the six month period ended June 30, 2016. The continued weakening Canadian dollar in 2017 against the United States dollar resulted during the six month period ended June 30, 2017 in a foreign exchange loss of ($2,888) compared to a foreign exchange gain of $341,764 during the six month period ended June 30, 2016 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $59,833 in expenses associated with recovery of scientific research and development expenditures during the six month period ended June 30, 2017 compared to $-0- during the six month period ended June 30, 2016.

Net income (loss) before income taxes. Thus, during the six month period ended June 30, 2017, this resulted in net income before income taxes of $923,967 compared to $357,986 during the six month period ended June 30, 2016.

Provision for Income taxes. During the six month period ended June 30, 2017, we incurred $226,890 in income taxes compared to $-0- during the six month period ended June 30, 2016.

Net Income. Thus, this resulted in net income of $697,077 during the six month period ended June 30, 2017 as compared to net income of $357,986 incurred during the six month period ended June 30, 2016.

Other Comprehensive Gain (Loss). During the six month period ended June 30, 2017, we recorded a foreign exchange adjustment of $4,000 as compared to ($386,533) during the six month period ended June 30, 2016.

Comprehensive Income (Loss). Thus, during the six month period ended June 30, 2017, our comprehensive income was $701,077 or $0.01 per share compared to a comprehensive loss of ($28,547) or ($0.01) for the six month period ended June 30, 2016. The weighted average number of shares outstanding was 54,296,541 for the six month period ended June 30, 2017 compared to 34,218,577 for the six month period ended June 30, 2016.

Three Month Period Ended June 30, 2017 Compared to Three Month Period Ended June 30, 2016.

We generated revenue during the three month period ended June 30, 2017 in the amount of $1,022,570 compared to $810,030 generated during the three month period ended June 30, 2016 (an increase of $212,540).

Cost of sales: During the three month period ended June 30, 2017, cost of sales was $612,766 compared to $393,092 during the three month period ended June 30, 2016 (an increase of $219,674). The change in products sold in the three month period ended June 30, 2017 contributed to an increase in our gross margin over the three month period ended June 30, 2016. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the three month period ended June 30, 2016.

Gross Profit. Thus, based on the above, our gross profit increased to $409,804 during the three month period ended June 30, 2017 from $416,938 during the three month period ended June 30, 2016.

Operating expenses: During the three month period ended June 30, 2017, we incurred operating expenses in the amount of $240,026 compared to operating expenses incurred during the three month period ended June 30, 2016 of $231,207 (an increase of $8,819). Operating expenses include: (i) compensation of $152,510 (2016: $127,962); (ii) occupancy costs of $16,681 (2016: $17,496); (iii) travel of $12,113 (2016: $13,143); (iv) professional fees of $37,113 (2016: $21,547); (v) communication of $2,084 (2016: $2,137); and (vi) office and general of $19,524 (2016: $48,922). In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016 due to the timing and completion of specific projects resulting in an increase of $24,548 being charged in 2017. Travel decreased by $1,030 as compared to the same period in 2016. Professional fees increased by $15,556 in the three month period ended June 30, 2017 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2016. Office and general expenses decreased by $29,398 due to an increase in selling expenses during 2016 as we purchased brochures and other materials to assist in marketing our products in 2016.

Income from Operations. Thus, this resulted in a profit before other income of $169,778 during the three month period ended June 30, 2017 compared to a profit before other income of $185,731 during the three month period ended June 30, 2016.

Other Income (Expense). During the three month period ended June 30, 2017, we recorded $5,165 in other income as compared to other income of $27,056 in the three month period ended June 30, 2016. The continued weakening Canadian dollar in 2017 against the United States dollar resulted during the three month period ended June 30, 2017 in a foreign exchange gain of $5,165 compared to a foreign exchange gain of $27,056 during the three month period ended June 30, 2016 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Net income (loss) before income taxes. Thus, during the three month period ended June 30, 2017, this resulted in net income before income taxes of $174,943 compared to $212,787 during the three month period ended June 30, 2016.

Provision for Income taxes. During the three month period ended June 30, 2017, we incurred $28,266 in income taxes compared to $-0- during the three month period ended June 30, 2016.

Net Income. Thus, this resulted in net income of $146,678 during the three month period ended June 30, 2017 as compared to net income of $212,787 incurred during the three month period ended June 30, 2016.

Other Comprehensive Gain (Loss). During the three month period ended June 30, 2017, we recorded a foreign exchange adjustment of ($10,168) as compared to ($71,825) during the three month period ended June 30, 2016.

Comprehensive Income (Loss). Thus, during the three month period ended June 30, 2017, our comprehensive income was $136,510 or $0.00 per share compared to a comprehensive income of $140,962 or $0.00 for the three month period ended June 30, 2016. The weighted average number of shares outstanding was 54,296,541 for the three month period ended June 30, 2017 compared to 49,295,500 for the three month period ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017

As of June 30, 2017, our current assets were $1,733,318 and our current liabilities were $957,740, which resulted in a working capital surplus of $775,576. As of June 30, 2017, current assets were comprised of: (i) $879,710 in cash; (ii) $511,239 in amounts receivable, net; (iii) $292,275 in inventory; (iv) $26,141 in sales tax recoverable; (v) $10,168 in security deposits; and (vi) $13,785 in prepaid expenses. As of June 30, 2017, current liabilities were comprised of: (i) $201,776 in accounts payable and accrued expenses; (ii) $506,845 in customer deposits; (iii-v) $13,824 in warranty provision; (iv) $226,890 in incomes taxes payable; and (v) $8,405 in current portion of obligation under capital lease.

As of June 30, 2017, our total assets were $1,869,307 comprised of: (i) $1,733,318 in current assets; and (ii) $135,989 in fixed assets, net of depreciation. The decrease of total assets during the six month period ended June 30, 2017 from December 31, 2016 was primarily due a decrease in inventory of $1,197,680, $ and $66,966 in sales tax recoverable.

As of June 30, 2017, our total liabilities were $968,254 comprised of: (i) $957,740 in current liabilities; and (ii) $10,514 in obligation under capital lease. The decrease in liabilities during the six month period ended June 30, 2017 from December 31, 2016 was primarily due to a decrease in customer deposits of $1,328,946, notes payable of $100,000 and accounts payable and accrued expenses of $139,402.

Total stockholders’ equity increased from $199,975 as of December 31, 2016 to $901,053 as of June 30, 2017.

Cash Flows from Operating Activities

For the six month period ended June 30, 2017, net cash flows provided by operating activities was $516,281 consisting primarily of net income of $697,077. Net cash flows provided by operating activities was adjusted by $13,357 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $218,831 in accounts receivable; (ii) a decrease of $1,197,680 in inventory; (iii) an increase of $3,109 in prepaid expenses; (iv) an increase of $340 in security deposit; (v) a decrease of $139,403 in accounts payable and accrued expense; (vi) a decrease of $1,328,946 in customer deposits; (vii) an increase of $4,939 in warranty payable; and (viii) an increase of $293,856 in taxes recoverable/payable.

For the six month period ended June 30, 2016, net cash flows provided by operating activities was $680,897 consisting primarily of net income of $357,986. Net cash flows provided by operating activities was adjusted by $9,609 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $380,213 in accounts receivable; (ii) an increase of $280,572 in inventory; (iii) a decrease of $3 in prepaid expenses; (iv) a decrease of $795 in security deposit; (v) an increase of $199,114 in accounts payable and accrued expense; (vi) an increase of $789,065 in deferred revenue; (vii) an increase of $5,934 in warranty payable; and (viii) a decrease of $20,824 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the six month period ended June 30, 2017, net cash flows used in investing activity was $-0- compared to net cash flows used in investing activity of $6,051 during the six month period ended June 30, 2016.

Cash Flows from Financing Activities

For the six month period ended June 30, 2017, net cash flow used in financing activity was $103,282 consisting of $3,282 in obligation under capital lease, net of repayments, and $100,000 in repayment of notes payable compared to net cash flow used in financing activity of $1,814 during the six month period ended June 30, 2016 consisting of $1,814 in obligation under capital lease, net of repayments.

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

MATERIAL COMMITMENTS

Other than the lease obligation and note referenced below, we have no other reportable material commitments for the six month period ended June 30, 2017.

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

The base rent is $8,400 CDN per month. As at December 31, 2016, the aggregate minimum annual lease payments under operating lease was $58,500 for 2016. Total remaining lease payments of $210,000 CDN are required to the lease expiration date, which is July 31, 2019.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2017, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2017, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at June 30, 2017.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2017, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of June 30, 2017, warranty liability was $13,824.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control-Integrated Framework. Based on our assessment, no progress toward remediation of our previously disclosed material weaknesses has been implemented.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2017.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2017. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

NOVUS ROBOTICS INC.

Dated: August 18, 2017	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

