Form 10-Q
period 2017-09-30
Novus Robotics Inc.
filed 2017-11-13
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2017
Common Stock, $0.001	54,296,641

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$958,849	$479,380
Amounts receivable, net	1,277,018	292,407
Inventory	687,105	1,489,955
Sales tax recoverable	26,090	93,107
Security deposits	10,573	9,827
Prepaid expense	10,892	10,677
Total current assets	2,970,527	2,375,353

Fixed assets
Fixed assets, net of depreciation	135,280	132,678
Total assets	$3,105,807	$2,508,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$218,316	$341,179
Notes payable	-	100,000
Customer deposits	1,529,604	1,835,791
Warranty provision	11,267	8,885
Income taxes payable	264,547	-
Current portion of obligation under capital lease	8,740	8,124
Total current liabilities	2,032,474	2,293,979

Obligation under capital lease	8,710	14,077
Total liabilities	2,041,184	2,308,056

COMMITMENTS AND CONTINGENCIES - Note 7	-	-

STOCKHOLDERS' EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2016 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding(December 31, 2016- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(204,253)	(335,157)
Retained earnings	1,155,226	421,482
Total stockholders' equity	1,064,623	199,975

Total liabilities and stockholders' equity	$3,105,807	$2,508,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Earnings and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$339,916	$53,619	$3,450,778	$1,201,139
Cost of sales	30,702	44,159	1,743,666	751,820
Gross Profit	309,214	9,460	1,707,112	449,319

Expenses
Compensation	130,597	118,611	479,292	368,799
Occupancy costs	17,058	15,779	52,406	51,592
Travel	5,440	8,628	55,701	27,102
Professional fees	11,378	4,591	66,444	40,287
Communication	2,783	3,223	7,102	7,678
Office and general	32,851	129	70,037	79,139
Total operating expenses	200,107	150,961	730,983	574,597

Income (loss) before other income (expense) and income taxes	109,107	(141,501)	976,129	(125,278)

Other income (expense)
Foreign exchange gain (loss)	(36,004)	280,707	(38,892)	(61,057)
Recovery of scientific research and development expenditures	1,221	31,800	61,054	31,800
Total other income (expense)	(34,783)	312,507	22,162	(29,257)

Net income before income taxes	74,324	171,006	998,291	(154,535)

Provision for income taxes	(36,657)	-	(264,547)	-

Net income	37,667	171,006	733,744	(154,535)

Other comprehensive income (loss)
Foreign exchange adjustment	126,904	315,659	130,904	950

Comprehensive Income (loss)	$164,571	$486,665	$864,648	$(153,585)

Basic loss per share	$0.00	$0.00	$0.01	$(0.00)
Diluted income per share	$0.00	$0.00	$0.01	$(0.00)

Weighted average number of shares outstanding - basic	54,296,541	49,295,500	54,296,541	34,218,577
Weighted average number of shares outstanding - diluted	54,296,541	49,295,500	54,296,541	34,218,577

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

(Unaudited)

For The Nine Months Ended September 30,	2017	2016

Cash flow from operating activities
Net income	$733,744	$(154,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,444	16,023

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(984,610)	202,182
Decrease (increase) in inventory	802,850	(830,631)
Decrease (increase) in prepaid expenses	(215)	(2,566)
Decrease (increase) in security deposits	(746)	884
Increase (decrease) in accounts payable and accrued expense	(122,863)	164,168
Increase (decrease) in customer deposits	(306,188)	947,542
Increase (decrease) in warranty payable	2,382	4,336
Increase (decrease) in taxes recoverable/payable	331,565	(32,440)
Net cash provided by operating activities	476,362	314,963

Cash Flow from investing activity
Purchase of fixed assets	(1,121)	(5,998)
Net cash used in investing activity	(1,121)	(5,998)

Cash Flow from Financing activities
Obligation under capital lease, net of repayments	(4,751)	(3,884)
Repayment of notes payable	(100,000)	-
Net cash provided by (used in) financing activities	(104,751)	(3,884)

Effect of foreign exchange rate on changes in cash	108,978	42,337

Increase in cash	479,469	347,419

Cash, beginning of period	479,380	493,843

Cash, end of period	$958,849	$841,262

Non-Monetary Transactions
Purchase of assets in exchange for common and preferred shares	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2017, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2017

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of September 30,2017, the Company had $297,587 of factored receivables. There were no factored receivables at December 31, 2016.Finance charges associated with the sale of factored receivable for the nine months ended September 30, 2017 and 2016 were $6,018 and $1,117 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2017 and December 31, 2016, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at September 30, 2017 and December 31, 2016 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

September 30, 2017

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

September 30, 2017

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

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of September 30, 2017 and December 31, 2016 customer deposits were $1,529,604 and $1,835,791 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of September 30, 2017 and December 31, 2016, warranty liability was $11,267 and $8,885.

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

● ASU 2015-17 related to deferred taxes

● ASU 2016-01 related to lease recognition and classification

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2017

3. FIXED ASSETS

Fixed assets are comprised of the following:

	September 30, 2017	December 31, 2016
Office equipment	$9,323	$7,623
Computer equipment	300,634	279,436
Delivery trucks	22,035	20,481
Shop and machinery equipment	405,854	377,237
Equipment under capital lease	50,722	47,145
Accumulated depreciation	(653,287)	(599,244)
Total fixed assets	$135,280	$132,678

Depreciation expense for the quarter ended September 30, 2017 was $7,087 (2016 - $6,414).

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

On December 31, 2016, the Company agreed to issue Mr. Paolucci a $100,000 promissory note bearing interest at an annual rate of 8% per annum, due on demand in exchange for him forgoing the ability to convert the remaining balance of the convertible debenture totaling $12,825 and accrued interest of $3,052 into 2,616,000 common shares. As a result of this transaction, Novus recorded a loss on settlement of debt in the amount of $84,123. The note was repaid in the second quarter of 2017. As at September 30, 2017, interest in the amount of $2,000 (December 31, 2016 - $Nil) was owing and is included in the accounts payable and accrued liabilities.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2017

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

Year Ending December 31:

2017	$2,460
2018	9,020
11,480
Less: amount representing interest	(1,157)
Present value of minimum lease payments	$10,323

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

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

September 30, 2017

7. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$184,800 are required to the lease expiration date on July 31, 2019.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is no such events that are material to the financial statements to be disclosed.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Nine Months Ended September 30	2017	2016

Revenue	$3,450,778	$1,201,139
Cost of sales	1,743,666	751,820
Gross Profit	1,707,112	449,319

Expenses
Compensation	479,292	368,799
Occupancy costs	52,406	51,592
Travel	55,701	27,102
Professional fees	66,444	40,287
Communication	7,102	7,678
Office and general	70,037	79,139

Total operating expenses	730,983	574,597

Income (loss) before other income	976,129	(125,278)
Other (income) and expenses:
Foreign exchange gain (loss)	(38,892)	(61,057)
Recovery of scientific and development expenditures	61,054	31,800

Total other income (loss)	(22,162)	(29,257)

Net income (loss) before income taxes	998,291	(154,535)
Provision for income taxes	(264,547)	0
Net Income (loss)	733,744	(154,535)
Foreign exchange adjustment	130,904	950
Comprehensive Income (loss)	864,648	(153,585)

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

Nine Month Period Ended September 30, 2017 Compared to Nine Month Period Ended September 30, 2016.

We generated revenue during the nine month period ended September 30, 2017 in the amount of $3,450,778 compared to $1,201,139 generated during the nine month period ended September 30, 2016 (an increase of $2,249,639). Major components of the revenue mix for change from September 30, 2016 to September 30, 2017 are as follows:

1.	Prototypes Parts – increased $761,788 for prototypes for Adient/JCI projects.

2.	Spare Parts and Services -increased $108,091 for parts required by many customers including JCI, Toyota, PWO Kitchener, Van Rob Mexico and Adient/JCI- Athens to replace worn parts.

3.	Retrofit Systems – decrease of $151,707. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical, electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for JCI-Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System – increase of $1,543,308. Two machines were sold to Constellium through the first six months of 2017 versus only one machine sold in 2016.

5.	Medical robotics, personal robotic devices and water treatment industry. We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment our core business.

Cost of sales: During the nine month period ended September 30, 2017, cost of sales was $1,743,666 compared to $751,820 during the nine month period ended September 30, 2016 (an increase of $991,846). The change in products sold in the nine month period ended September 30, 2017 contributed to an increase in our gross margin over the nine month period ended September 30, 2016. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the nine month period ended September 30, 2016.

Gross Profit. Thus, based on the above, our gross profit increased to $1,707,112 during the nine month period ended September 30, 2017 from $449,319 during the nine month period ended September 30, 2016.

Operating expenses: During the nine month period ended September 30, 2017, we incurred operating expenses in the amount of $730,983 compared to operating expenses incurred during the nine month period ended September 30, 2016 of $574,597 (an increase of $156,386). Operating expenses include: (i) compensation of $479,292 (2016: $368,799); (ii) occupancy costs of $52,406 (2016: $51,592); (iii) travel of $55,701 (2016: $27,102); (iv) professional fees of $66,444 (2016: $40,287); (v) communication of $7,102 (2016: $4,319); and (vi) office and general of $70,037 (2016: $79,139). In respect of compensation, more labor charges were capitalized to the work in process projects during the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016 due to the timing and completion of specific projects resulting in an increase of $110,493 being charged in 2017. Travel increased by $28,599 as we focused on acquiring new customers and opportunities during the nine month period ended September 30, 2017 as compared to the same period in 2016. Professional fees increased by $26,157 in the nine month period ended September 30, 2017 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2016. Office and general expenses decreased by $9,102 due to an increase in selling expenses during 2016 as we purchased brochures and other materials to assist in marketing our products in 2016.

Income from Operations. Thus, this resulted in a profit before other income of $976,129 during the nine month period ended September 30, 2017 compared to a loss before other income of ($125,278) during the nine month period ended September 30, 2016.

Other Income (Expense). During the nine month period ended September 30, 2017, we recorded ($22,162) in other expense as compared to other expense of ($29,257) recorded in the nine month period ended September 30, 2016. The continued weakening Canadian dollar in 2017 against the United States dollar resulted during the nine month period ended September 30, 2017 in a foreign exchange loss of ($38,892) compared to a foreign exchange loss of ($61,057) during the nine month period ended September 30, 2016 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $61,054 in expenses associated with recovery of scientific research and development expenditures during the nine month period ended September 30, 2017 compared to $31,800 during the nine month period ended September 30, 2016.

Net income (loss) before income taxes. Thus, during the nine month period ended September 30, 2017, this resulted in net income before income taxes of $998,291 compared to a net loss of ($154,535) during the nine month period ended September 30, 2016.

Provision for Income taxes. During the nine month period ended September 30, 2017, we incurred $264,547 in income taxes compared to $-0- during the nine month period ended September 30, 2016.

Net Income. Thus, this resulted in net income of $733,744 during the nine month period ended September 30, 2017 as compared to a net loss of ($153,585) incurred during the nine month period ended September 30, 2016.

Other Comprehensive Gain (Loss). During the nine month period ended September 30, 2017, we recorded a foreign exchange adjustment of $130,904 as compared to $950 during the nine month period ended September 30, 2016.

Comprehensive Income (Loss). Thus, during the nine month period ended September 30, 2017, our comprehensive income was $864,648 or $0.01 per share compared to a comprehensive loss of ($153,585) or ($0.0) for the nine month period ended September 30, 2016. The weighted average number of shares outstanding was 54,296,541 for the nine month period ended September 30, 2017 compared to 34,218,577 for the nine month period ended September 30, 2016.

Three Month Period Ended September 30, 2017 Compared to Three Month Period Ended September 30, 2016.

We generated revenue during the three month period ended September 30, 2017 in the amount of $339,916 compared to $53,619 generated during the three month period ended September 30, 2016 (an increase of $286,297).

Cost of sales: During the three month period ended September 30, 2017, cost of sales was $30,702 compared to $44,159 during the three month period ended September 30, 2016 (a decrease of $13,457). The change in products sold in the three month period ended September 30, 2017 contributed to a decrease in our gross margin over the three month period ended September 30, 2016. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the three month period ended September 30, 2016.

Gross Profit. Thus, based on the above, our gross profit increased to $309,214 during the three month period ended September 30, 2017 from $9,460 during the three month period ended September 30, 2016.

Operating expenses: During the three month period ended September 30, 2017, we incurred operating expenses in the amount of $200,107 compared to operating expenses incurred during the three month period ended September 30, 2016 of $150,961 (an increase of $49,146). Operating expenses include: (i) compensation of $130,597 (2016: $118,611); (ii) occupancy costs of $17,058 (2016: $15,779); (iii) travel of $5,440 (2016: $8,628); (iv) professional fees of $11,378 (2016: $4,591); (v) communication of $2,783 (2016: $3,223); and (vi) office and general of $32,851 (2016: $129). In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016 due to the timing and completion of specific projects resulting in an increase of $11,986 being charged in 2017. Travel decreased by $3,188 as compared to the same period in 2016. Professional fees increased by $6,787 in the three month period ended September 30, 2017 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2016.

Income from Operations. Thus, this resulted in a profit before other income of $109,107 during the three month period ended September 30, 2017 compared to a loss before other income of ($141,501) during the three month period ended September 30, 2016.

Other Income (Expense ). During the three month period ended September 30, 2017, we recorded ($34,783) in other expense as compared to other income of $312,507 in the three month period ended September 30, 2016. The continued weakening Canadian dollar in 2017 against the United States dollar resulted during the three month period ended September 30, 2017 in a foreign exchange loss of ($36,004) compared to a foreign exchange gain of $280,707 during the three month period ended September 30, 2016 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. During the three month period ended September 30, 2017, we further realized recovery of scientific research and development expenditures in the amount of $1,221 compared with $-0- during the three month period ended September 30, 2016.

Net income (loss) before income taxes. Thus, during the three month period ended September 30, 2017, this resulted in net income before income taxes of $74,324 compared to $171,606 during the three month period ended September 30, 2016.

Provision for Income taxes. During the three month period ended September 30, 2017, we incurred $36,657 in income taxes compared to $-0- during the three month period ended September 30, 2016.

Net Income. Thus, this resulted in net income of $7,180 during the three month period ended September 30, 2017 as compared to net income of $37,667 during the three month period ended September 30, 2016.

Other Comprehensive Gain (Loss). During the three month period ended September 30, 2017, we recorded a foreign exchange adjustment of $126,904 as compared to $315,659 during the three month period ended September 30, 2016.

Comprehensive Income (Loss). Thus, during the three month period ended September 30, 2017, our comprehensive income was $164,571 or $0.00 per share compared to a comprehensive income of $486,665 or $0.00 for the three month period ended September 30, 2016. The weighted average number of shares outstanding was 54,296,541 for the three month period ended September 30, 2017 compared to 49,295,500 for the three month period ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017

As of September 30, 2017, our current assets were $2,970,527 and our current liabilities were $2,032,474, which resulted in a working capital surplus of $938,053. As of September 30, 2017, current assets were comprised of: (i) $958,849 in cash; (ii) $1,277,018 in amounts receivable, net; (iii) $687,105 in inventory; (iv) $26,090 in sales tax recoverable; (v) $10,573 in security deposits; and (vi) $10,892 in prepaid expenses. As of September 30, 2017, current liabilities were comprised of: (i) $218,316 in accounts payable and accrued expenses; (ii) $1,529,604 in customer deposits; (iii) $11,267 in warranty provision; (iv) $264,547 in incomes taxes payable; and (v) $8,740 in current portion of obligation under capital lease.

As of September 30, 2017, our total assets were $3,105,807 comprised of: (i) $2,970,527 in current assets; and (ii) $135,280 in fixed assets, net of depreciation. The increase of total assets during the nine month period ended September 30, 2017 from December 31, 2016 was primarily due an increase in amounts receivable, net of $984,611 and an increase in cash of $479,469.

As of September 30, 2017, our total liabilities were $2,041,184 comprised of: (i) $2,032,474 in current liabilities; and (ii) $8,710 in obligation under capital lease. The decrease in liabilities during the nine month period ended September 30, 2017 from December 31, 2016 was primarily due to a decrease in income taxes payable of $264,547, a decrease in customer deposits of $306,187 and a decrease in notes payable of $100,000.

Total stockholders’ equity increased from $199,975 as of December 31, 2016 to $1,064,623 as of September 30, 2017.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2017, net cash flows provided by operating activities was $476,362 consisting primarily of net income of $733,744. Net cash flows provided by operating activities was adjusted by $20,444 in depreciation. Net cash flow from operating activities was further changed by: (i) an increase of $984,610 in accounts receivable; (ii) a decrease of $802,850 in inventory; (iii) an increase of $215 in prepaid expenses; (iv) a decrease of $746 in security deposit; (v) a decrease of $122,863 in accounts payable and accrued expense; (vi) a decrease of $306,188 in customer deposits; (vii) an increase of $2,382 in warranty payable; and (viii) an increase of $331,565 in taxes recoverable/payable.

For the nine month period ended September 30, 2016, net cash flows provided by operating activities was $314,963 consisting primarily of net loss of $154,535. Net cash flows provided by operating activities was adjusted by $16,023 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $202,182 in accounts receivable; (ii) an increase of $830,631 in inventory; (iii) an increase of $2,566 in prepaid expenses; (iv) a decrease of $884 in security deposit; (v) an increase of $164,168 in accounts payable and accrued expense; (vi) an increase of $947,542 in customer deposits; (vii) an increase of $4,336 in warranty payable; and (viii) a decrease of $32,440 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2017, net cash flows used in investing activity was $1,121 consisting of purchase of fixed assets compared to net cash flows used in investing activity of $5,998 during the nine month period ended September 30, 2016.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2017, net cash flow used in financing activity was $104,751 consisting of $4,751 in obligation under capital lease, net of repayments, and $100,000 in repayment of notes payable compared to net cash flow used in financing activity of $3,884 during the nine month period ended September 30, 2016 consisting of $3,884 in obligation under capital lease, net of repayments.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI and Tennessee Rand, are consistently submitting new projects. We had $1,860,401 of project work in process at the end of December 31, 2016 with a total contract value of approximately $2,800,000. As of the date of this Quarterly Report, we have $665,752.00 of project work in process with a total contract value of approximately $2,739,000. Revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

Other than the lease obligation and note referenced below, we have no other reportable material commitments for the nine month period ended September 30, 2017.

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

On January 17, 2017, the Board of Directors authorized the execution of that certain settlement agreement (the Settlement Agreement”) and corresponding promissory note (the “Note”) between the Company and Mr. Paolucci. In accordance with the terms and provisions of the Settlement Agreement, Mr. Paolucci agreed to refrain from converting certain debt into shares of our common stock and to accept the settlement and payoff of $100,000 (the “Settlement Debt”). Mr. Paolucci’s agreement to forego his right and opportunity to convert the debt into approximately 2,616,600 shares of our common stock represented a large potential monetary loss based upon the anticipated increase in the trading price and valuation of our shares of common stock. As of the date of the Settlement Agreement, our common stock was trading at $1.7425, which represented a then monetary value of $4,559,425.50 in the event such debt was converted. Mr. Paolucci recognized his potential conflict of interest associated with the Settlement Agreement and as a member of the Board of Directors analyzed several factors and criteria with regards to his decision to enter into the Settlement Agreement as being in the best interests of the Company and its shareholders. The Note was paid in full during fiscal year 2017.

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

The base rent is $8,400 CDN per month. As at December 31, 2016, the aggregate minimum annual lease payments under operating lease was $58,500 for 2017. Total remaining lease payments of $184,800 CDN are required to the lease expiration date, which is July 31, 2019.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2017, we had no cash equivalents. We maintain our cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2017, our accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits. The entirety of our US bank deposits are insured at September 30, 2017.

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

Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged-off against the allowance when we believe it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance should be established. Although management believes that no allowance is needed, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2017, we have not deemed any accounts uncollectible.

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

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period as of September 30, 2017, warranty liability was $11,267.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of September 30, 2017; and (ii) a lack of segregation of duties within accounting functions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control-Integrated Framework. Based on our assessment, no progress toward remediation of our previously disclosed material weaknesses has been implemented.

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

Changes in internal controls

There were no changes in internal controls for the nine month period ended September 30, 2017.

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

NOVUS ROBOTICS INC.

Dated: November 13, 2017	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

