Form 10-K
period 2017-12-31
Novus Robotics Inc.
filed 2018-04-02
CIK 1388180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] YES [X] NO

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2017 was $10,157,882.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,296,641 shares of common stock are outstanding as of March 29, 2018.

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

The trading symbol of the Company is “NRBT”. Our cusip number is 670011H207.

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

The majority shareholders of D&R Technology approved the Share Exchange Agreement as did its Board of Directors. The Board of Directors of D&R Technology resolved in its board resolutions to issue to D Mecatronics the 16,520,000 pre-reverse stock split shares on behalf of the missing 28% minority shareholders of D&R Technology (who are also the unknown shareholders of D Mecatronics). Therefore, D Mecatronics held in trust and for the benefit of its unknown shareholders (and as shareholders of D&R Technology) the shares to be issued to them by the Company. D Mecatronics is in the process of attempting to locate the transfer agent in order to obtain its records.

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

We will place on our website www.novusrobotics.com (which is currently under construction) under “Investor Relations” contact information to be used by persons/entities that believe they were shareholders of D Mecatronics. Such individuals/entities should contact our management.

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

The automobile industry is one of the largest sectors of the global economy. The global automotive manufacturing industry operates in an increasingly aggressive marketplace whose performance is tied directly to performance of the large and growing retail automobile industry. Management believes that the top six companies in the global manufacturing industry are General Motors (GM), Toyota, Ford, Daimler/Chrysler, Volkswagen and Honda and, of those, our subsidiary, D&R Technology, has produced machines supplying parts and components for five of the top six manufacturers. The systems that we build for our customers are for Tier 1 OEM suppliers. An OEM supplier is an “original equipment manufacturer or, in other words, a company that manufactures products or components that are purchased by a company and retailed under that purchasing company’s brand name. OEM refers to the company that originally manufactured the product. When referring to automotive parts, OEM designates a replacement part made by the manufacturer of the original part. In this usage, OEM means “original equipment from manufacturer” The Tier I OEM suppliers deal directly with the automakers - General Motors, Ford, Nissan, Honda, Toyota, Hyundai etc. We supply the systems to the Tier 1 OEM suppliers that produce the seats, front dashboards and other products for the big automakers.

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

In further accordance with the terms and provisions of the Technology Purchase Agreement, we issued to each of Messrs. Paolucci and Karanovic 500,000 shares of our Series B Preferred Stock and 24,500,000 shares of restricted common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

In previous years, including fiscal year 2017, we have had significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”).  JCI was one our major customers after the recession of 2009 through 2010 during which some of our previous customers filed for bankruptcy or acquired by larger companies. Previously, management determined that we were not economically dependent upon JCI. During fiscal years ended December 31, 2017 and 2016, D&R Technology received purchase orders from JCI in the amount of $2,469,471.52 and $260,873, respectively. During fiscal year 2017, approximately 41.78% of our sales and 85% of our receivables were attributable to JCI. And, during fiscal year 2016, approximately 53% sales and 20% of our receivables were attributable to JCI. Therefore, as of the date of this Annual Report, management has determined that while we may not be economically dependent upon JCI, during fiscal year 2017, sales to and receivables owing from JCI constituted a substantial portion of our revenue. See “Item 1A. Risk Factors – Risks Related to Business”.

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

We also produced a 420A system to produce new seat frames. The system is built for Toyota Boshoku Emire, Ontario, to produce the seat frame to be used in their plants for the Rav 4 production. During fiscal year 2017, D&R Technology received from Toyota Boshoku purchase orders for $1,098,018.20. And during fiscal year 2016, D&R Technology received from Toyota Boshoku purchase orders for $20,672. During fiscal year 2015, we received orders for $3,500 for spare parts. During fiscal year 2017, purchase orders from Toyota Boshoku increased because Toyota Boshoku required two new systems from us.

The material terms regarding the purchase orders are as follows: (i) progress payment terms consisting of 30% at award of purchase order, 30% at approximate eighty percent completion, 30% at acceptance, and 10% net thirty days’ (ii) completion time for designing and building system is generally 23 to 26 weeks; (iii) if spare parts required to construct system, delivery is 3 to 10 weeks from receipt of purchase order and terms for spare parts are net 45 days; and (iv) orders cancellable but in the event engineering and purchase orders for items with a long delivery time are placed with our suppliers, the customer is liable for any time, material and costs incurred. Although this is our general policy regarding purchase orders, exceptions may be made under certain circumstances that fall outside the terms of these payment thresholds.

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

Suppliers

The majority of raw materials required by us are readily available from a variety of suppliers. For certain specialty items related to controls, we have two principal suppliers: (i) Allen Bradly Controls; and (ii) Baldor Controls.

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

We previously had significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”) as a major customer and while, as of the date of this Annual Report, management has determined that we may not be economically dependent on JCI, during fiscal year 2017 sales to and receivables owing from JCI constituted a substantial portion of our revenue

In previous years, including fiscal year 2017, we have had significant economic and commercial reliance and dependence on Johnson Controls Inc. (“JCI”). JCI was one our major customers after the recession of 2009 through 2010 during which some of our previous customers filed for bankruptcy or acquired by larger companies. Previously, management determined that we were not economically dependent upon JCI. During fiscal years ended December 31, 2017 and 2016, D&R Technology received purchase orders from JCI in the amount of $2,469,471.52 and $260,873, respectively. During fiscal year 2017, approximately 42% of our sales and 85% of our receivables were attributable to JCI. And, during fiscal year 2016, approximately 53% sales and 20% of our receivables were attributable to JCI. Therefore, as of the date of this Annual Report, management has determined that while we may not be economically dependent upon JCI, during fiscal year 2017, sales to and receivables owing from JCI constituted a substantial portion of our revenue. Although we recognized substantial revenue realized from sales to JCI during 2017, management remains of the belief that the decline in orders received from JCI in previous years did not adversely affect our revenues and operating results and, therefore, did not believe we were subject to significant financial risk in the event of the financial distress of JCI. This could change, however, during subsequent fiscal years.

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

The recent developments in the political climate involving the United States and NAFTA could have an adverse effect on our ability to export products out of Canada into other countries, including the United States.

The North America Free Trade Agreement (“NAFTA”) is an agreement signed in 1994 by Canada, Mexico and the United States creating a trilateral trade bloc in North America. On March 8, 2018, President Trump signed two proclamations that implement tariffs on imported steel and aluminum, but exempted Canada and Mexico. The tariffs impose a 25% levy on steel and 10% charge on aluminum. Leaders from the United States, Canada and Mexico also commenced discussions regarding NAFTA on January 23, 2018 in Montreal, Canada. After numerous rounds of discussion, there was no progress on divisive issues such as car manufacturing. As of the date of this Annual Report, there are more NAFTA disputed cases and trade tensions between Canada and the United States than between Mexico and the United States. According to a recent CNBC report, Canada exports nearly 90% of its steel to the United States and accounts for approximately 41% of American’s aluminum imports. Tariffs could impact the interconnected supply chain of many industries, including automobiles, and this could potentially harm NAFTA renegotiation talks. Moreover, under the terms of the NAFTA agreement, President Trump has the authority to withdraw from NAFTA with a six month notice. Although management has determined that there have been no current effects on its operations regarding these recent developments, management cannot predict future potentially adverse developments in the political climate involving the United States and thus these may have an adverse and material impact on our operations and financial growth.

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

As of the date of this Annual Report, there are approximately 445,703,359 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. We did not issue any shares of our common stock during fiscal year 2017. On February 25, 2016, we issued 24,500,000 shares of common stock each to Messrs. Paolucci and Karanovic with regards to the Technology Purchase Agreement. On October 18, 2016, we issued a further 5,000,000 shares of common stock in accordance with conversion of debt. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

When designated by the Board of Directors, the rights of the preferred stock could negatively affect holders of common stock and make it more difficult to effect a change of control. As of the date of this Annual Report, the Board of Directors has designated 100 shares Series A preferred stock and 49,999,900 shares Series B preferred stock. The Board of Directors is authorized by our articles of incorporation to create and issue preferred stock. Certain of the rights of holders of preferred stock will take precedence over the rights of holders of common stock and may be entitled to a preference upon liquidation, dissolution or winding up. The shares could be convertible voluntarily at the election of the holder. See “Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities – Description of Securities.”

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

Our officers and directors and insiders own approximately 92.3% of the total issued and outstanding shares of our common stock and 100% of the shares of Series B preferred stock, and will be able to influence control of us or decisions made by our management. As of the date of this Annual Report, our officers, directors and insiders own approximately 92.3% of the total issued and outstanding shares of our common stock and 100% of the shares of our Series B preferred stock and will be able to influence control of us or decision making by our management. Moreover, in the event future issuances of common stock are authorized by the Board of Directors pursuant to any future contractual relations, the officers, directors and insiders’ control of us will increase. This may result in majority control of the voting power for all business decisions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

The base rent is $8,400 CDN per month. As at December 31, 2017, the aggregate minimum annual lease payments under operating lease was $58,500 for 2017. Total minimum remaining lease payments of $159,600 CDN are required to the lease expiration date, which is July 31, 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Annual Report, there are 54,296,641 outstanding shares of our common stock of which approximately 78,941 shares are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions, including so long as those shares have been held for over six months. We were possibly considered a prior shell company as defined in Rule 230.405 of the Securities Act and, therefore, our shares of restricted stock available for sale under Rule 144 were affected. On December 5, 2008, prior management designated us a shell corporation, thus we had to cure ourselves of our shell status by: (i) no longer fitting the definition of a shell company as defined in Rule 144(i)(1); (ii) subjecting to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and filing all reports (other than Form 8-K reports) required under the Exchange Act for the preceding twelve months; and (iii) filing current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1) and one year has elapsed since the filing of the “Form 10 information” with the Securities and Exchange Commission. We filed our “Form 10 information” April 20, 2012. Therefore, as of the date of this Annual Report, we have cured our “shell” status.

Any significant downward pressure on the price of our common stock as the shareholders sell their shares of the Corporation’s common stock could encourage short sales by the selling shareholders or others. Any such sales could place further downward pressure on the price of our common stock.

Our common stock has been quoted on the Over-the-Counter Bulletin Board since July 12, 2010, under the symbol ECIT.OB and recently to NRBT.PK. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:PK stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

2017 Financial Year	High Bid	Low Bid
Fourth Quarter	$2.22	$0.41
Third Quarter	$2.53	$0.55
Second Quarter	$2.58	$1.27
First Quarter	$2.08	$1.41

2016 Financial Year	High Bid	Low Bid
Fourth Quarter:	$1.96	$1.52
Third Quarter	$4.86	$2.33
Second Quarter	$1.33	$2.95
First Quarter	$6.90	$3.00

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2017 and to date of this Annual Report, we have not issued any shares of our common stock or preferred stock.

--

SETTLEMENT AGREEMENT

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

TRANSFER AGENT AND REGISTRAR

Our transfer agent and registrar is Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, New York 11764.

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

Authorized Capital Stock

The total number of stock authorized that may be issued by us is 550,000,000 shares of which 50,000,000 shall be shares of preferred stock with a par value of $0.001 per share (100 shares designated as Series A preferred and 49,999,900 shares designated as Series B) and 500,000,000 shall be shares of common stock with a par value of $0.001 per share.

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

Our business is in its development and operating stages. To date, our primary activities include designing and installation of retrofits to existing automated systems, automated spare parts for our tube bending machines, automated maintenance and repairs. We are currently offering products such as Seat Frame Systems, IP Tube systems and Integrated Bend-Weld Systems for the automotive industry. Our primary focus will be placed on product engineering and manufacturing processes as discussed above to ensure the highest quality, product features and efficient manufacturing processing.

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

For the Years Ended December 31,	2017	2016

Revenue	$4,813,630	$1,258,760

Cost of sales	2,109,028	786,106
Gross Profit	2,704,601	472,653

Expenses
Compensation	842,608	495,788
Occupancy costs	71,102	69,860
Travel	71,471	30,499
Professional fees	76,595	74,715
Communication	9,970	9,646
Office and general	98,206	77,095

Total operating expenses	1,169,953	757,603

Income (loss) before other income	1,534,649	(284,950)
	-
Other income
Foreign exchange gain	18,118	(74,279)
Recovery of scientific research and development expenditures	61,469	31,700
Loss on settlement of debt	-0-	(84,123)
Total Other Income	79,587	(126,702)
Net Income (loss)	1,614,236	(416,362)

Provision for Income Taxes (loss)
Current	(372,691)	-0-
Deferred	(27,408)	-0-
Net Income (Loss)	1,214,136	(416,362)
Other comprehensive income (loss)
Foreign Exchange adjustment	(50,151)	6,398

Comprehensive Income (Loss)	1,163,985	(409,964)

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue. We generated revenue during the year ended December 31, 2017 in the amount of $4,813,630 compared to $1,258,760 generated during the year period ended December 31, 2016. Overall, revenue increased primarily due to more seat frame machine sales to Adient and Constellium and more prototype parts being sold to Adient and JCI during 2017 compared to 2016. Major components of the revenue mix for change from December 31, 2016 to December 31, 2017 are as follows:

1.	Prototypes Parts - increased $907,079 for prototypes for Adient/JCI projects.

2.	Spare Parts and Services - increased $97,207 for parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.	Retrofit Systems - increased $269,979. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical, electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System - increase of $2,259,032 as three machines were sold during fiscal year 2017 as compared to 2016.

5.	Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the year ended December 31, 2017, cost of sales was $2,109,028 compared to $786,106 during the year ended December 31, 2016. The increase in cost of sales during fiscal year 2017 is associated with the increase in scale of manufacturing operations related to the sale of seat frame systems year over year. Our product margin improved considerably as the prototype and retrofit systems sold in 2017 increased by $1,297,403 for which the customer bears the majority of the costs associated with projects of this nature.

Gross Profit. Thus, based on the above, our gross profit increased to $2,704,601 for the year ended December 31, 2017 from $472,653 during the year ended December 31, 2016.

Operating expenses: During the year ended December 31, 2017, we incurred operating expenses in the amount of $1,169,953 compared to operating expenses incurred during the year ended December 31, 2016 of $757,603. Operating expenses include: (i) compensation of $842,608 (2016: $495,788); (ii) occupancy costs of $71,102 (2016: $69,860); (iii) travel of $71,471 (2016: $30,499); (iv) professional fees of $76,595 (2016: $74,715); (v) communication of $9,970 (2016: $9,646); and (vi) office and general of $98,206 (2016: 77,095). Compensation increased by $346,820 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to more manufacturing work completed and a great portion of labor being absorbed in the general and administrative function. Professional fees increased by $1,880 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to slight increase in costs associated with the ongoing audits and quarterly reviews by the external accountants and assistance provided by legal counsel and consulting charges. Travel expenses increased by $40,972 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to the increase in travel as we focused on acquiring new customers and opportunities. Office and general expenses increased by $21,111 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to increased delivery costs associated with higher product sales in 2017 along with increased factoring costs of our U.S. receivables year over year. Both occupancy costs increased by $1,242 and professional fees increased by $1,880 during fiscal year ended December 31, 2017 compared to December 31, 2016 due to the increase scale and scope of our manufacturing operations.

Foreign exchange: The continued strengthened Canadian dollar in 2017 against the United States dollar resulted during fiscal year 2017 in a realized foreign exchange gain of $18,118 compared to a loss of $74,279 in 2016 in denominations transacted and settled in foreign currencies, primarily being sales to the United States (USD) from which the monies are being converted and used to satisfy Canadian dollar operational requirements. During the course of 2017, the Canadian dollar fluctuated as follows: March – 1.3364 June – 1.2977 Sept. – 1.248 Nov – 1.2888 and Dec. -1.2545

Recovery of Scientific Research and Development Expenditures: During the year ended December 31, 2017, we recognized $61,469 (2016: $31,700) in recovery of scientific research and development expenditures.

Loss on Settlement of Debt. During the year ended December 31, 2017, we incurred a loss on settlement of debt of $-0- compared to a loss on settlement of debt of $84,123 during the year ended December 31, 2016, which related to conversion of debt.

Net Income (loss) before income taxes. Thus, this resulted in net income before income taxes of $1,614,236 during fiscal year ended December 31, 2017 compared to net loss before taxes of ($416,362) during fiscal year ended December 31, 2016.

Provision for Income Taxes. During fiscal year December 31, 2017, we recorded ($372,691) in current and ($27,408) in deferred income taxes compared to $-0- recorded during fiscal year December 31, 2016.

Net Income (loss). Thus, this resulted in net income of $1,214,136 during fiscal year ended December 31, 2017 compared to net loss of ($416,362) during fiscal year ended December 31, 2016.

Other Comprehensive income (loss). During fiscal year ended December 31, 2017, our unrealized foreign exchange adjustment was $(50,151) compared to fiscal year ended December 31, 2016 of an unrealized foreign exchange adjustment of $6,398.

Comprehensive income (loss). Thus, this resulted in comprehensive income of $1,163,985 or $0.02 per share for fiscal year ended December 31, 2017 compared to a comprehensive loss of ($409,964) or ($0.01) per share for fiscal year ended December 31, 2016. The weighted average number of shares outstanding was 54,296,541 for fiscal year ended December 31, 2017 and 43,303,782 shares for December 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2017

As at fiscal year ended December 31, 2017, our current assets were $2,843,238 and our current liabilities were $1,583,431 which resulted in a working capital surplus of $1,259,807. As of the fiscal year ended December 31, 2017, current assets were comprised of: (i) $1,705,806 in cash; (ii) $382,187 in accounts receivable, net; (iii) $691,737 in inventory; (iv) $42,089 in sales taxes recoverable; (v) $10,518 in security deposits; and (vi) $10,901 in prepaid expense.

As of the fiscal year ended December 31, 2017, our total assets were $2,974,799 comprised of: (i) current assets of $2,843,238; and (ii) fixed assets, net of depreciation of $131,561. The increase in total assets during fiscal year ended December 31, 2017 from fiscal year ended December 31, 2016 was primarily due to an increase in cash of $479,380 and in inventory of $292,407.

As at fiscal year ended December 31, 2017, current liabilities were comprised of: (i) $349,308 in accounts payable and accrued expenses; (ii) $828,184 in customer deposits; (iii) $18,529 in warranty provision; (iv) 372,691 in income taxes payable; and (v) $14,718 in current portion of obligation under capital lease.

As of December 31, 2017, our total liabilities were 1,610,838 comprised of: (i) $1,583,431 in current liabilities; and (ii) $27,408 in deferred income taxes. The decrease in liabilities during fiscal year ended December 31, 2017 from fiscal year ended December 31, 2016 was primarily due to the decrease in customer deposits of $1,007,607 and in notes payable of $100,000.

Stockholders’ equity increased from $199,975 for fiscal year ended December 31, 2016 to $1,363,961 for fiscal year ended December 31, 2017.

Cash Flows from Operating Activities - all this has changed to 2017 to 2016

We have generated positive cash flows from operating activities. For fiscal year ended December 31, 2017, net cash flows provided by operating activities was $1,409,232 compared to $3,033 for fiscal year ended December 31, 2016. Net cash flows provided by operating activities consisted primarily of net gain of 1,214,136 (2016: $-416,362), which was partially adjusted by $26,289 (2016: $22,303) in depreciation, 2017 - $0 - (2016: $3,052 and $84,123 in loss on settlement of debt. The increase in depreciation expense is due to the increased plant production in 2017 resulting in a greater amount capitalized as a product cost in 2016. Net cash flows provided by operating activities was further changed by: (i) an increase of $89,780 (2016:24,190)) in accounts receivable; (ii) an decrease of $798,218 (2016: ($1,279,669) in inventory; (iii) an increase of $224 (2016: 8,339 in pre-paid expenses; (iv) a increase of $690 (2016: $1,117) in security deposits; (v) an increase of $8,129 (2016: $158,621) in accounts payable and accrued expenses; (vi) a decrease of $1,007,607 (2016: $1,486,762) in deferred revenue; (vii) an increase of $9,644 (2016: $908) in warranty payable; and (viii) a increase of $423,710 (2016: ($73,672) in taxes recoverable.

Cash Flows from Investing Activities

We used cash of $5,335 in investing activities during fiscal year ended December 31, 2017 which consisted of purchase of fixed assets. We used cash of $5,859 in investing activities during fiscal year ended December 31, 2016 in purchase of fixed assets.

Cash Flows From Financing Activities

We used cash of $107,483 in financing activities during fiscal year ended December 31, 2017, which consisted of payment of obligation under capital lease and settlement payment to Berardino Paolucci. During fiscal year ended December 31, 2016, cash used in financing activities was $6,312, which consisted of payment of obligation under capital lease.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2018, however, we may also not achieve that level of revenue.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI, Adient and Constellium, are consistently submitting new projects. We had $828,216 of project work in process at the end of December 31, 2017 with a total contract value of approximately $2,123,990. We have received committed future orders of over $230,268, which are anticipated to be completed during the first half of 2018. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novus Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novus Robotics, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of earnings and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2015.

Spokane, WA

April 2, 2018

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$1,705,806	$479,380
Amounts receivable, net	382,187	292,407
Inventory	691,737	1,489,955
Sales tax recoverable	42,089	93,107
Security deposits	10,518	9,827
Prepaid expense	10,901	10,677
Total current assets	2,843,238	2,375,353

Fixed assets
Fixed assets, net of deprecation	131,561	132,678
Total assets	$2,974,799	$2,508,031

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$349,307	$341,179
Notes payable	-	100,000
Customer deposits	828,184	1,835,791
Warranty provision	18,529	8,885
Income taxes payable	372,691	-
Current portion of obligation under capital lease	14,718	8,124
Total current liabilities	1,583,430	2,293,979

Obligation under capital lease	-	14,077
Deferred income taxes	27,408	-
Total liabilities	1,610,838	2,308,056

COMMITMENTS AND CONTINGENCIES - Note 9	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2016 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2016- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(385,308)	(335,157)
Retained earnings	1,635,618	421,482
Total stockholders’ equity	1,363,960	199,975

Total liabilities and stockholders’ equity	$2,974,799	$2,508,031

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Earnings and Comprehensive Income (Loss)

For The Year Ended December 31,	2017	2016

Revenue	$4,813,630	$1,258,760
Cost of sales	2,109,028	786,106
Gross Profit	2,704,601	472,653

Expenses
Compensation	842,608	495,788
Occupancy costs	71,102	69,860
Travel	71,471	30,499
Professional fees	76,595	74,715
Communication	9,970	9,646
Office and general	98,206	81,806
Total operating expenses	1,169,953	762,314

Income (loss) before other income (expense) and income taxes	1,534,649	(289,661)

Other income (expense)
Foreign exchange gain (loss)	18,118	(74,279)
Recovery of scientific research and development expenditures	61,469	31,700
Loss on settlement of debt	—	(84,123)
Total other income (expense)	79,587	(126,702)

Net income (loss) before income taxes	1,614,236	(416,362)

Provision for income taxes - current	(372,691)	—
deferred	(27,408)

Net income (loss)	1,214,136	(416,362)

Other comprehensive income (loss)
Foreign exchange adjustment	(50,151)	6,398

Comprehensive Income (loss)	$1,163,985	$(409,964)

Basic loss per share	$0.02	$(0.01)
Diluted income per share	$0.02	$(0.01)

Weighted average number of shares outstanding - basic	54,296,541	43,303,782
Weighted average number of shares outstanding - diluted	54,296,541	45,868,782

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2017 and 2016

									Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Retained Earnings	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance, December 31, 2015	-	$-	-	$-	296,641	$296	$88,354	$837,844	$(341,555)	$584,939
Issuance of shares for assets	-	-	1,000,000	$1,000	49,000,000	$49,000	$(50,000)	-	-	-
Exercise of convertible debenture	-	-	-	-	5,000,000	5,000	20,000	-	-	25,000
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	6,398	6,398
Net loss	-	-	-	-	-	-	-	(416,362)	-	(416,362)
Balance, December 31, 2016	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$421,482	$(335,157)	$199,975
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(50,151)	(50,151)
Net income	-	-	-	-	-	-	-	1,214,136	$-	1,214,136
Balance, December 31, 2017	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$1,635,619	$(385,308)	$1,363,961

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Cash Flows

For The Year Ended December 31,	2017	2016

Cash flow from operating activities
Net income (loss)	$1,214,136	$(416,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,289	22,303
Deferred income taxes	27,408	-
Forgiveness of interest on issuance of note payable	-	3,052
Loss on settlement of debt	-	84,123
	1,267,833	(306,885)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(89,780)	24,190
Decrease (increase) in inventory	798,218	(1,279,669)
Decrease (increase) in prepaid expenses	(224)	(8,339)
Decrease (increase) in security deposits	(690)	1,117
Increase (decrease) in accounts payable and accrued expense	8,128	158,621
Increase (decrease) in customer deposits	(1,007,607)	1,486,762
Increase (decrease) in warranty payable	9,644	908
Increase (decrease) in taxes recoverable/payable	423,710	(73,672)
Net cash provided by operating activities	1,409,232	3,033

Cash Flow from investing activity
Purchase of fixed assets	(5,335)	(5,859)
Net cash used in investing activity	(5,335)	(5,859)

Cash Flow from Financing activities
Obligation under capital lease, net of repayments	(7,483)	(6,312)
Repayment of notes payable	(100,000)	-
Net cash used in financing activities	(107,483)	(6,312)

Effect of foreign exchange rate on changes in cash	5,643	(5,325)

Increase (decrease) in cash	1,302,057	(14,463)

Cash, beginning of year	479,380	493,843

Cash, end of year	$1,781,437	$479,380

Non-Monetary Transactions
Purchase of assets in exchange for common and preferred shares	$-	$50,000
Conversion of convertible note payable to equity	$-	$25,000
Issuance of note in exchange for convertible debenture	$-	$100,000
	$-	$175,000

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2017

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

December 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At December 31, 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 31, 2017, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2017

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of December 31,2017, the Company had $23,243 (2016 - $Nil) of factored receivables. Finance charges associated with the sale of factored receivable for the year ended December 31, 2017 were $14,017 (2016 - $1,117) and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2017, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at December 31, 2017 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

December 31, 2017

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

December 31, 2017

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

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of December31, 2017 and December 31, 2016 customer deposits were $828,184 and $1,835,791 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of December 31, 2017 and December 31, 2016, warranty liability was $18,529 and $8,885.

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

● ASU 2015-02 related to amendments for consolidation analysis

● ASU 2015-14 related to deferral of effective date for new revenue recognition standard

● ASU 2015-17 related to deferred taxes

● ASU 2016-01 related to lease recognition and classification

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2017

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31, 2017	December 31, 2016
Office equipment	$9,274	$7,623
Computer equipment	303,278	279,436
Delivery trucks	21,919	20,481
Shop and machinery equipment	403,727	377,237
Equipment under capital lease	50,456	47,145
Accumulated depreciation	(657,094)	(599,244)
Total fixed assets	$131,561	$132,678

Depreciation expense for the year ended December 31, 2017 was $26,289 (2016 - $14,332).

4.	CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTE

The convertible notes payable to Berardino Paolucci, CEO, are unsecured, due on demand, accrue interest at the rate of 8.0% per annum, and are convertible into shares of our restricted common stock at the rate of $0.005 per share. During fiscal 2014, the Company repaid $176,599 to the assigned note holder. As at December 31, 2017, interest in the amount of $Nil (December 31, 2016 -$Nil) was owing.

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

On December 31, 2016, the Company agreed to issue Mr. Paolucci a $100,000 promissory note bearing interest at an annual rate of 8% per annum, due on demand in exchange for him forgoing the ability to convert the remaining balance of the convertible debenture totaling $12,825 and accrued interest of $3,052 into 2,616,000 common shares. As a result of this transaction, Novus recorded a loss on settlement of debt in the amount of $84,123. The note was repaid in the second quarter of 2017. As at December 31, 2017, interest in the amount of $2,000 (December 31, 2016 - $Nil) was owing and is included in the accounts payable and accrued liabilities.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2017

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

The Company’s primary area of operations is Canada where the statutory Federal corporate income tax rate is 26.5% (2016 - 26%). The following table is a reconciliation between the effective tax rate from continuing operations and the Canadian statutory tax rate.

	2017	2016

Income tax expense at federal statutory rate	$427,773	$(110,336)
Permanent differences and other	6,085	(19,445)
Change in valuation allowance	(61,166)	129,781
Income tax expense (recovery)	$372,691	$-

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2017

7.	INCOME TAXES - continued

The nature and tax effect of the temporary differences giving rise to deferred income taxes are summarized as follows:

	2017	2016
Deferred tax liability - fixed assets	$(27,408)	$(24,301)
Deferred tax asset - tax loss carry forwards	-	115,489
Total deferred tax asset (liability)	(27,408)	91,188
Valuation allowance on deferred tax asset	-	(91,188)
Net of deferred tax asset (liability)	$(27,408)	$-

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company anticipates an R&D tax credit of $NIL (2016 - $Nil), for its R&D expenditures during 2016.

The Company applies the provisions of the ASC 740 “Income Taxes”. ASC 740-10 prescribes a recognition threshold and a measurement attributed for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company believes that its tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at December 31, 2017 and 2016. All of the prior Company’s tax returns are filed up to and including 2016. Note: The project with Constellium Automotive USA was installed and running but not to the Customers satisfaction. The final invoicing for the installation was held back initially but through negotiations they agreed to pay $325,000 to close out the Project. The invoice is recorded in Sales –new systems.

8.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$159,600 are required to the lease expiration date on July 31, 2019 , a total of which CDN$100,800 is due during FYE 12/31/18 and a total of CDN$58,800 during FYE 12/31/19.

During January 2018, 1986423 Ontario Inc. (“1986423 Ontario”) was incorporated under Canadian law. The sole executive officer and director of 1986423 Ontario is Mr. Paolucci. Mr. Paolucci, through 1986423 Ontario, shall be the Head of Operations for D&R Technology Inc. Mr. Paolucci will be responsible for advising on pricing, sales and purchases. As of the date of this Annual Report, there is no written contractural agreement between us or D&R Technology and 1986423 Ontario. 1986423 Ontario was primarily established for tax purposes under Canadian law for the benefit of Mr. Paolucci. Mr. Paolucci is paid $19,500. monthly.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Engagement of Fruci & Associates II, PLLC

Effective December 11, 2015, we engaged Fruci & Associates (“Fruci”) as our principal independent registered public accounting firm, which included audit of the financial statements for fiscal year ended December 31, 2017 and 2016. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

The report of Fruci on our financial statements for fiscal year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our last fiscal year ended December 31, 2016, there were no disagreements between us and Fruci, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Fruci, would have caused Fruci to make reference thereto in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2017, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2017. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2018 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors during fiscal year ended December 31, 2017 and to current date. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age
Bernardino Paolucci	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	69
H. Beth Carey	Director	69
Drasko Karanovic	Director	52

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended December 31, 2017 and 2016, our officers and directors earn certain salaries. Messrs. Paolucci and Karanovic each earn an annual salary of $167,200 and Ms. Carey earns an annual salary of $47,500.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Berardino Paolucci	2017	$167,200	$-0-					-	$167,200
(Chief Executive Officer, President,Treasurer/Chief Financial Officer and Director)	2016	$208,000	$-0-						$208,000

DIRECTOR COMPENSATION

We do currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Name	Salary	Position

Berardino Paolucci (1)	$6,000	Chairman of the Board, Director

Drasko Karanovic (2)	$6,000	Director

Beth Carey (3)	$6,000	Director

(1) During fiscal years ended December 31, 2017 and December 31, 2016, Mr. Paolucci earned an executive salary of $167,200 and $208,000, respectively, which is more fully discussed above in the Summary Compensation Table.

(2) Mr. Karanovic earned a salary related to employment services of $166,700 and $208,000 during fiscal years ended December 31, 2017 and December 31, 2016, respectively.

(3) Ms. Carey earned a salary related to employment services of $48,800 and $47,500 during fiscal years ended December 31, 2017 and December 31, 2016, respectively.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

During January 2018, 1986423 Ontario Inc. (“1986423 Ontario”) was incorporated under Canadian law. The sole executive officer and director of 1986423 Ontario is Mr. Paolucci. Mr. Paolucci, through 1986423 Ontario, shall be the head of operations for D&R Technology Inc. Mr. Paolucci will be responsible for advising on pricing, sales and purchases. As of the date of this Annual Report, there is no written contractual agreement between us or D&R Technology and 1986423 Ontario. 1986423 Ontario was primarily established for tax purposes under Canadian law for the benefit of Mr. Paolucci.

Other that the above-referenced disclosure, none of our executive officers or directors are parties to any employment contracts.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 29, 2018 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 54,296,641 shares of common stock and 1,000,000 shares of Series B preferred stock issued and outstanding as of March 29, 2018.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Berardino Paolucci	Common	25,094,400	(1)	46.2%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Drasko Karanovic	Common	25,047,200	(1)	46.1%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Beth Carey 7669 Kimbal Street Mississauga, Ontario	Common	4		0%
Canada L5S 1A7	Preferred	-0-		0%

All executive officers and	Common	50,141,604		92.3%
directors as a group (3 person)	Preferred	1,000,000		100%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.

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

During fiscal year ended December 31, 2017 and December 31, 2016, our officers and directors earned certain salaries. Mr. Paolucci earned an executive salary of $167,200 and $208,000 during fiscal years ended December 31, 2017 and December 31, 2016, respective. Mr. Karanovic earned a salary related to employment services of $166,700 and $208,000 during fiscal years ended December 31, 2017 and December 31, 2016, respectively. And Ms. Carey earned a salary related to employment services of $48,800 and $47,500 during fiscal years ended December 31, 2017 and December 31, 2016, respectively.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

During January 2018, 1986423 Ontario Inc. (“1986423 Ontario”) was incorporated under Canadian law. The sole executive officer and director of 1986423 Ontario is Mr. Paolucci. Mr. Paolucci, through 1986423 Ontario, shall be the head of operations for D&R Technology Inc. Mr. Paolucci will be responsible for advising on pricing, sales and purchases. As of the date of this Annual Report, there is no written contractual agreement between us or D&R Technology and 1986423 Ontario. 1986423 Ontario was primarily established for tax purposes under Canadian law for the benefit of Mr. Paolucci.

SHAREHOLDER LOAN

After consummation of the Share Exchange Agreement, Mr. Paolucci loaned us an aggregate $490,650 for working capital purposes. The loan is payable upon demand with no interest The loan was paid in full during fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2017	2016
Audit fees	$37,820	$42,250
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2018.

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

Name	Title	Date

/s/ Berardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	April 2, 2018
Berardino Paolucci

/s/ Drasko Karanovic	Director	April 2, 2018
Drasko Karanovic

/s/ H. Beth Carey	Director	April 2, 2018
H. Beth Carey

