Form 10-Q
period 2018-03-31
Novus Robotics Inc.
filed 2018-05-15
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2018

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 14, 2018
Common Stock, $0.001	54,296,641

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

	March 31,2018	December 31,2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,355,880	$1,705,806
Amounts receivable, net	171,486	382,187
Inventory	1,140,047	691,737
Sales tax recoverable	72,387	42,089
Security deposits	10,239	10,518
Prepaid expense	1,349	10,901
Total current assets	2,751,388	2,843,238

Fixed assets
Fixed assets, net of deprecation	121,039	131,561
Total assets	$2,872,427	$2,974,799

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$299,044	$349,309
Customer deposits	659,048	828,184
Warranty provision	14,418	18,529
Income taxes payable	409,538	372,691
Obligation under capital lease	12,359	14,718
Total current liabilities	1,394,408	1,583,431

Deferred income taxes	27,408	27,408
Total liabilities	1,421,816	1,610,839

COMMITMENTS AND CONTINGENCIES - Note 6	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001;
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2017 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2017- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(400,856)	(385,308)
Retained earnings	1,737,817	1,635,618
Total stockholders’ equity	1,450,611	1,363,960

Total liabilities and stockholders’ equity	$2,872,427	$2,974,799

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

For The Three Months Ended March 31,	2018	2017

Revenue	$521,298	$2,088,292
Cost of sales	241,392	1,100,198
Gross Profit	279,905	988,094

Expenses
Compensation	56,955	196,185
Occupancy costs	18,598	18,667
Travel	14,280	38,148
Professional fees	50,353	17,953
Communication	2,222	2,235
Office and general	19,753	17,662
Total operating expenses	162,162	290,851

Income before other income and income taxes	117,744	697,243

Other income (expense)
Foreign exchange gain (loss)	21,302	(8,053)
Recovery of scientific research and development expenditures	-	60,336
Total other income (expense)	21,302	52,283

Net income before income taxes	139,047	749,526

Provision for income taxes	(36,848)	(198,624)

Net income	102,199	550,902

Other comprehensive income (loss)
Foreign exchange adjustment	(15,548)	14,168

Comprehensive Income	$86,651	$565,070

Basic loss per share	$0.00	$0.01
Diluted income per share	$0.00	$0.01

Weighted average number of shares outstanding - basic	54,296,541	54,296,541
Weighted average number of shares outstanding - diluted	54,296,541	54,296,541

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Cash Flows

(Unaudited)

For The Three Months Ended March 31,	2018	2017

Cash flow from operating activities
Net income	$102,199	$550,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,181	6,734
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	210,701	(247,163)
Decrease (increase) in inventory	(448,310)	854,613
Decrease (increase) in prepaid expenses	9,552	1,768
Decrease (increase) in security deposits	278	(84)
Increase (decrease) in accounts payable and accrued expense	(50,265)	(87,423)
Increase (decrease) in customer deposits	(169,136)	(939,977)
Increase (decrease) in warranty payable	(4,111)	(2,423)
Increase (decrease) in taxes recoverable/payable	6,550	271,370
Net cash provided by (used in) operating activities	(335,360)	408,315

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	(2,359)	(1,745)
Net cash used in financing activity	(2,359)	(1,745)

Effect of foreign exchange rate on changes in cash	(12,207)	695

Increase (decrease) in cash	(349,926)	407,265

Cash, beginning of period	1,705,806	479,380

Cash, end of period	$1,355,880	$886,645

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

Principles of Consolidation

The interim consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technologies Inc and D&R Toolings Inc. All inter-company accounts and transactions have been eliminated on consolidation.

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

March 31, 2018

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2018, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of March 31,2018, the Company had $7,796 (2017 - $Nil) of factored receivables. Finance charges associated with the sale of factored receivable for the period ended March 31, 2018 were $1,268 (2017 - $Nil) and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2018, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at March 31, 2018 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

March 31, 2018

(Unaudited)

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

March 31, 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606,”Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, Novus applies the following methodology to recognize revenue:

i.	Identify the contract with a customer.
ii.	Identify the performance obligations in the contract.
iii.	Determine the transaction price.
iv.	Allocate the transaction price to the performance obligations in the contract.
v.	Recognize revenue when (or as) the entity satisfies a performance obligation.

Accordingly, the Company recognizes specific components of revenue as described below:

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of March 31, 2018 and December 31, 2017 customer deposits were $659,048 and $828,184 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of March 31, 2018 and December 31, 2017, warranty liability was $14,418 and $18,529.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting updates and the potential impact upon adoption from which Novus has discerned that any new accounting standard updates are not expected to have a significant impact on the Company’s financial statements.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

3. FIXED ASSETS

Fixed assets are comprised of the following:

	March 31, 2018	December 31, 2017
Office equipment	$9,028	$9,274
Computer equipment	295,250	303,278
Delivery trucks	21,339	21,919
Shop and machinery equipment	393,040	403,727
Equipment under capital lease	49,121	50,456
Accumulated depreciation	(646,739)	(657,094)
Total fixed assets	$121,039	$131,561

Depreciation expense for the quarter ended March 31, 2018 was $7,181 (2017 - $6,734).

4. OBLIGATION UNDER CAPITAL LEASE

The Company entered into a lease to purchase equipment in November of 2015. An initial payment of $16,900 was made with the balance of the lease to be satisfied in 36 equal monthly payments of approximately $820. The interest rate related to the lease obligation is 14% with a maturity date of November 2018 at which time the option exists to purchase the equipment for $4,600.

5. COMMON AND PREFERRED STOCK

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

6. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$134,400 are required to the lease expiration date on July 31, 2019.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Three Months Ended March 31	2018	2017

Revenue	$521,298	$2,088,292
Cost of sales	241,392	1,100,198
Gross Profit	279,905	988,094

Expenses
Compensation	56,955	196,185
Occupancy costs	18,598	18,667
Travel	14,280	38,148
Professional fees	50,353	17,953
Communication	2,222	2,235
Office and general	19,753	17,662

Total operating expenses	162,162	290,851

Income (loss) before other income	117,744	697,243
Other (income) and expenses:
Foreign exchange gain (loss)	21,302	(8,053)
Recovery of scientific and development expenditures	-0-	60,336

Total other income (loss)	21,302	52,283

Net income (loss) before income taxes	139,047	749,526
Provision for income taxes	(36,848)	(198,624)
Net Income (loss)	102,199	550,902
Foreign exchange adjustment	(15,548)	14,168
Comprehensive Income (loss)	86,651	565,070

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

Three Month Period Ended March 31, 2018 Compared to Three Month Period Ended March 31, 2017.

We generated revenue during the three month period ended March 31, 2018 in the amount of $521,298 compared to $2,088,292 generated during the three month period ended March 31, 2017 (a decrease of $1,566,994). Major components of the revenue mix for change from March 31, 2018 to March 31, 2017 are as follows:

1.	Prototypes Parts – decreased $319,229 for prototypes for Adient/JCI projects as no projects were initiated in the first quarter of 2018.

2.	Spare Parts and Services - decreased $56,843 for parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.

Retrofit Systems - increased $30,226. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System - decrease of $1,160,696 as one machines was sold during Q1 2017 at a higher price point compared to the single unit sold during Q1 2018.

5.	Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the three month period ended March 31, 2018, cost of sales was $241,392 compared to $1,100,198 during the three month period ended March 31, 2017 (a decrease of $858,806). The change in products sold in the three month period ended March 31, 2018 contributed to a decrease in our gross margin over the three month period ended March 31, 2017. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the three month period ended March 31, 2018.

Gross Profit. Thus, based on the above, our gross profit decreased to $279,905 during the three month period ended March 31, 2018 from $988,094 during the three month period ended March 31, 2017.

Operating expenses: During the three month period ended March 31, 2018, we incurred operating expenses in the amount of $162,162 compared to operating expenses incurred during the three month period ended March 31, 2017 of $290,851 (a decrease of $128,689). Operating expenses include: (i) compensation of $56,955 (2017: $196,185); (ii) occupancy costs of $18,598 (2017: $18,667); (iii) travel of $14,280 (2017: $38,148); (iv) professional fees of $50,353 (2017: $17,953); (v) communication of $2,222 (2017: $2,235); and (vi) office and general of $19,753 (2017: $17,662). In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended March 31, 2017 compared to the three month period ended March 31, 2018 due to the timing and completion of specific projects resulting in a decrease of $139,230 being charged in 2018. Travel decreased by $23,868 as we focused on acquiring new customers and opportunities during the three month period ended March 31, 2017 as compared to the same period in 2018. Professional fees increased by $32,400 in the three month period ended March 31, 2018 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2017. Office and general expenses increased by $2,091 due to an increase in administrative expenses during 2018.

Income from Operations. Thus, this resulted in net income before other income or expenses of $117,744 during the three month period ended March 31, 2018 compared to income before other income of $697,243 during the three month period ended March 31, 2017.

Other Income (Expense). During the three month period ended March 31, 2018, we recorded $21,302 in other income as compared to other income of $52,283 recorded in the three month period ended March 31, 2017. The continued fluctuation of the Canadian dollar in 2018 and 2017 against the United States dollar resulted during the three month period ended March 31, 2018 in a foreign exchange gain of $21,302 compared to a foreign exchange loss of ($8,053) during the three month period ended March 31, 2017 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $-0- in expenses associated with recovery of scientific research and development expenditures during the three month period ended March 31, 2017 compared to $60,336 recovered during the three month period ended March 31, 2017.

Net income before income taxes. Thus, during the three month period ended March 31, 2018, this resulted in net income before income taxes of $139,047 compared to net income of $749,526 during the three month period ended March 31, 2017.

Provision for Income taxes. During the three month period ended March 31, 2018, we incurred ($36,848) in income taxes compared to ($198,624) during the three month period ended March 31, 2017.

Net Income. Thus, this resulted in net income of $102,199 during the three month period ended March 31, 2018 as compared to net income of $550,902 incurred during the three month period ended March 31, 2017.

Other Comprehensive Gain (Loss). During the three month period ended March 31, 2018, we recorded a foreign exchange adjustment of ($15,548) as compared to $14,168 during the three month period ended March 31, 2017.

Comprehensive Income. Thus, during the three month period ended March 31, 2018, our comprehensive income was $86,651 or $0.00 per share compared to comprehensive income of $565,070 or $0.01 for the three month period ended March 31, 2017. The weighted average number of shares outstanding was 54,296,541 for the three month periods ended March 31, 2018 and March 31, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018

As of March 31, 2018, our current assets were $2,751,385 and our current liabilities were $1,394,408, which resulted in a working capital surplus of $1,356,980. As of March 31, 2018, current assets were comprised of: (i) $1,355,880 in cash; (ii) $171,486 in amounts receivable, net; (iii) $1,140,047 in inventory; (iv) $72,387 in sales tax recoverable; (v) $10,239 in security deposits; and (vi) $1,347 in prepaid expenses. As of March 31, 2018, current liabilities were comprised of: (i) $299,044 in accounts payable and accrued expenses; (ii) $659,048 in customer deposits; (iii) $14,418 in warranty provision; (iv) $409,538 in incomes taxes payable; and (v) $12,359 in obligations under capital lease.

As of March 31, 2018, our total assets were $2,872,424 comprised of: (i) $2,751,385 in current assets; and (ii) $121,039 in fixed assets, net of depreciation. The slight decrease of total assets of $102,375 during the three month period ended March 31, 2018 from fiscal year ended December 31, 2017 was primarily due a decrease in amounts receivable, net of $210,701 and a decrease in cash of $349,926.

As of March 31, 2018, our total liabilities were $1,421,816 comprised of: (i) $1,394,408 in current liabilities; and (ii) $27,408 in deferred income taxes. The decrease in total liabilities of $189,023 during the three month period ended March 31, 2018 from December 31, 2017 was primarily due to a decrease in accounts payable and accrued expenses, a decrease in customer deposits of $169,136 and a decrease in warranty provision of $4,111 which was offset by an increase in estimated taxes payable of $36,848.

Total stockholders’ equity increased from $1,363,960 as of December 31, 2017 to $1,450,611 as of March 31, 2018.

Cash Flows from Operating Activities

For the three month period ended March 31, 2018, net cash flows used by operating activities was ($335,360) consisting primarily of net income of $102,199. Net cash flows provided by operating activities was adjusted by $7,181 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $210,701 in accounts receivable; (ii) an increase of $448,310 in inventory; (iii) a decrease of $9,552 in prepaid expenses; (iv) a decrease of $278 in security deposit; (v) a decrease of $50,265 in accounts payable and accrued expense; (vi) a decrease of $169,136 in customer deposits; (vii) a decrease of $4,111 in warranty payable; and (viii) an increase of $6,550 in taxes recoverable/payable.

For the three month period ended March 31, 2017, net cash flows provided by operating activities was $408,315 consisting primarily of net loss of $550,902. Net cash flows provided by operating activities was adjusted by $6,734 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $247,163 in accounts receivable; (ii) a decrease of $854,613 in inventory; (iii) a decrease of $1,768 in prepaid expenses; (iv) an increase of $84 in security deposit; (v) a decrease of $87,423 in accounts payable and accrued expense; (vi) a decrease of $939,977 in customer deposits; (vii) a decrease of $2,423 in warranty payable; and (viii) an increase of $271,370 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2018 and March 31, 2017, net cash flows used in investing activity was $-0-.

Cash Flows from Financing Activities

For the three month period ended March 31, 2018, net cash flow used in financing activity was $2,359 comprised of obligation under capital lease, net of repayments compared to net cash flow used in financing activity of $1,745 during the three month period ended March 31, 2017 comprised of obligation under capital lease, net of repayments.

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

MATERIAL COMMITMENTS

Other than the lease obligation and note referenced below, we have no other reportable material commitments for the three month period ended March 31, 2018.

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

We lease the premises with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$134,400 are required to the lease expiration date on July 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

We evaluated recent accounting updates and the potential impact upon adoption. See Footnote No. 2 to the financial statements.

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

See Footnote No. 2 to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of March 31, 2018; and (ii) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2018. In an effort to improve our internal control environment, management has engaged a Chartered Accountant to review the work prepared by the controller. He is independent of the daily accounting function. He prepares the quarterly financial statement after reviewing and recommending adjustments to the records based on his analysis of the financial information presented. This review includes vouching and reconciling key accounts to source documents.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control-Integrated Framework. Based on our assessment, no progress toward remediation of our previously disclosed material weaknesses has been implemented.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2018.

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

NOVUS ROBOTICS INC.

Dated: May 15, 2018	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

