Form 10-Q
period 2018-06-30
Novus Robotics Inc.
filed 2018-08-20
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2018

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of, July 25, 2018
Common Stock, $0.001	54,296,641

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,458,562	$1,705,806
Amounts receivable, net	641,358	382,187
Inventory	124,271	691,737
Sales tax recoverable	41,097	42,089
Security deposits	9,996	10,518
Prepaid expense	31,737	10,901
Total current assets	2,307,021	2,843,238

Fixed assets
Fixed assets, net of deprecation	111,297	131,561
Total assets	$2,418,318	$2,974,799

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$189,703	$349,309
Customer deposits	180,886	828,184
Warranty provision	41,069	18,529
Income taxes payable	372,691	372,691
Obligation under capital lease	12,066	14,718
Total current liabilities	796,415	1,583,431

Deferred income taxes	27,408	27,408
Total liabilities	823,823	1,610,839

COMMITMENTS AND CONTINGENCIES - Note 6	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock
50,000,000 shares authorized with a par value of $0.001;
Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2017 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2017- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(483,931)	(385,308)
Retained earnings	1,964,776	1,635,618
Total stockholders’ equity	1,594,495	1,363,960

Total liabilities and stockholders’ equity	$2,418,318	$2,974,799

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$1,799,908	$1,022,570	$2,321,207	$3,110,862
Cost of sales	1,332,109	612,766	1,573,501	1,712,964
Gross Profit	467,799	409,804	747,706	1,397,898

Expenses
Compensation	145,728	152,510	202,683	348,695
Occupancy costs	17,244	16,681	35,843	35,348
Travel	33,629	12,113	47,909	50,261
Professional fees	86,706	37,113	137,059	55,066
Communication	2,527	2,084	4,749	4,319
Office and general	45,058	19,524	64,811	37,186
Total operating expenses	330,892	240,026	493,054	530,876

Income (loss) before other income (expense) and income taxes	136,907	169,778	254,652	867,022

Other income (expense)
Foreign exchange gain (loss)	53,203	5,165	74,506	(2,888)
Recovery of scientific research and development expenditures		-		59,833
Total other income (expense)	53,203	5,165	74,506	56,945

Net income before income taxes	190,111	174,943	329,158	923,967

Provision for income taxes		(28,266)	-	(226,890)

Net income	190,111	146,678	329,158	697,077

Other comprehensive income (loss)
Foreign exchange adjustment	(83,075)	(10,168)	(98,623)	4,000

Comprehensive Income (loss)	$107,036	$136,510	$230,535	$701,077

Basic loss per share	$0.00	$0.00	$0.01	$0.02
Diluted income per share	$0.00	$0.00	$0.01	$0.02

Weighted average number of shares outstanding - basic	54,296,541	54,296,541	54,296,541	54,296,541
Weighted average number of shares outstanding - diluted	54,296,541	54,296,541	54,296,541	54,296,541

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Cash Flows

(Unaudited)

For The Six Months Ended June 30,	2018	2017

Cash flow from operating activities
Net income	$329,158	$697,077
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,205	13,357

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(259,171)	(218,831)
Decrease (increase) in inventory	567,466	1,197,680
Decrease (increase) in prepaid expenses	(20,836)	(3,109)
Decrease (increase) in security deposits	521	(340)
Increase (decrease) in accounts payable and accrued expense	(159,606)	(139,402)
Increase (decrease) in customer deposits	(647,298)	(1,328,946)
Increase (decrease) in warranty payable	22,540
Increase (decrease) in taxes recoverable/payable	992	293,856
Net cash provided by operating activities	(152,028)	516,281

Cash Flow from investing activity
Purchase of fixed assets		0
Net cash used in investing activity		0

Cash Flow from Financing activities
Obligation under capital lease, net of repayments	(2,652)	(3,282)
Repayment of notes payable	-	(100,000)
Net cash provided by (used in) financing activities	(2,652)	(103,282)

Effect of foreign exchange rate on changes in cash	(92,565)	(12,669)

Increase in cash	(247,245)	400,330

Cash, beginning of year	1,705,806	479,380

Cash, end of year	$1,458,562	$879,710

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

June 30, 2018

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

The areas which require management to make significant judgments, estimates and assumptions in determining carrying values include, but are not limited to:

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Regulatory Matters

The Company is subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At June 30, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of June 30, 2018, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of June 30,2018, the Company had $20,170 and had $23,243 at December 31, 2017 of factored receivables. Finance charges associated with the sale of factored receivable for the period ended June 30, 2018 and June 30, 2017 were $2,411 and $6,068 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of June 30, 2018, the Company has not deemed any accounts uncollectible.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at June 30, 2018 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606,“Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, Novus applies the following methodology to recognize revenue:

i.	Identify the contract with a customer.
ii.	Identify the performance obligations in the contract.
iii.	Determine the transaction price.
iv.	Allocate the transaction price to the performance obligations in the contract.
v.	Recognize revenue when (or as) the entity satisfies a performance obligation.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Accordingly, the Company recognizes specific components of revenue as described below:

1.	Spare parts – Revenues and cost of sales are recognized at the time of sale.
2.	Service – Revenues and cost of sales are recognized at the time services are performed and accepted by customer via sign off.
3.	Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of June 30, 2018 and December 31, 2017 customer deposits were $180,886 and $828,184 respectively.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of June 30, 2018 and December 31, 2017, warranty liability was $41,069 and $18,529.

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

3. FIXED ASSETS

Fixed assets are comprised of the following:

	June 30, 2018	December 31, 2017
Office equipment	$8,814	$9,274
Computer equipment	288,250	303,278
Delivery trucks	20,833	21,919
Shop and machinery equipment	383,720	403,727
Equipment under capital lease	47,956	50,456
Accumulated depreciation	(638,276)	(657,094)
Total fixed assets	$111,297	$131,561

Depreciation expense for the six months ended June 30, 2018 was $14,205 (2017 - $13,357).

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

6. RELATED PARTY TRANSACTION

D&R Technologies paid consulting fees to a company owned by the President consulting fees in the second quarter in the amount of $42,120 (2017 - $Nil) and for the six months ended of $xx (2017 - $Nil).

7. LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 per month. Total minimum lease payments of CDN$109,200 are required to the lease expiration date on July 31, 2019.

D&R Technology has entered into purchase agreements to acquire two pre-construction rental properties totaling CDN$740,000. Deposits in the amount of $23,000 have been paid and included in prepaid expenses. Closings on these properties are scheduled between November of 2019 and March 2020.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS RESULTS OF OPERATION

NOVUS ROBOTICS INC.

Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$1,799,908	$1,022,570	$2,321,207	$3,110,862
Cost of sales	1,332,109	612,766	1,573,501	1,712,964
Gross Profit	467,799	409,804	747,706	1,397,898

Expenses
Compensation	145,728	152,510	202,683	348,695
Occupancy costs	17,244	16,681	35,843	35,348
Travel	33,629	12,113	47,909	50,261
Professional fees	86,706	37,113	137,059	55,066
Communication	2,527	2,084	4,749	4,319
Office and general	45,058	19,524	64,811	37,186
Total operating expenses	330,892	240,026	493,054	530,876

Income before other income and income taxes	136,907	169,778	254,652	867,022

Other income (expense)
Foreign exchange gain (loss)	53,203	5,165	74,506	(2,888)
Recovery of scientific research and development expenditures	-	-	-	59,833
Total other income (expense)	53,203	5,165	74,506	56,945

Net income before income taxes	190,111	174,943	329,158	923,967

Provision for income taxes	-	(28,266)	-	(226,890)

Net income	190,111	146,678	329,158	697,077

Other comprehensive income (loss)
Foreign exchange adjustment	(83,075)	(10,168)	(98,623)	4,000

Comprehensive Income	$107,036	$136,510	$230,535	$701,077

Basic loss per share	$0.00	$0.00	$0.00	$0.02
Diluted income per share	$0.00	$0.00	$0.00	$0.02

Weighted average number of shares outstanding - basic	54,296,541	54,296,541	54,296,541	54,296,541
Weighted average number of shares outstanding - diluted	54,296,541	54,296,541	54,296,541	54,296,541

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

Three Month Period Ended June  30, 2018 Compared to Three Month Period Ended June 30, 2017.

We generated revenue during the three month period ended June 30, 2018 in the amount of $1,799,908 compared to $1,022,570 generated during the three month period ended June 30, 2017 (an increase of $777,338). Major components of the revenue mix for change from June 30, 2018 to June 30, 2017 are as follows:

1.	Prototypes Parts – decreased $162,570 for prototypes for Adient/JCI projects as no projects were initiated in the second quarter of 2018.

2.	Spare Parts and Services increased $4,600 for replacement parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.

Retrofit Systems - increased $107,640. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders. We did a retrofit for a machine at Adient.

4.	Seat Frame System - increase of $827,668 as one machine was sold during Q2 2017 compared to the 3 unitst sold during Q2 2018. They were to existing and new customers.

5.

Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the three month period ended June 30, 2018, cost of sales was $1,332,109 compared to $612,766 during the three month period ended June 30, 2017 (a increase of $719,343). The change in products sold in the three month period ended June 30, 2018 contributed to a decrease in our gross margin over the three month period ended June 30, 2017. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the three month period ended June 30, 2018.

Gross Profit. Thus, based on the above, our gross profit increased to $467,799 during the three month period ended June 30, 2018 from $409,804 during the three month period ended June 30, 2017.

Operating expenses: During the three month period ended June 30, 2018, we incurred operating expenses in the amount of $330,892 compared to operating expenses incurred during the three month period ended June 30, 2017 of $240,026 (a increase of $90,866). Operating expenses include: (i) compensation of $145,728 (2017: $152,510); (ii) occupancy costs of $17,244 (2017: $16,681); (iii) travel of $33,629 (2017: $12,113); (iv) professional fees of $86,706 (2017: $37,113); (v) communication of $2,527 (2017: $2,084); and (vi) office and general of $45,058(2017: $19,524). In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2018 due to the timing and completion of specific projects resulting in a decrease of $6,782 being charged in 2018. Travel increased by $21,516 as we installed 3 machines in 2018 compared to 1 in 2017, on acquiring new customers and opportunities during the three month period ended June 30, 2017 as compared to the same period in 2018. Professional fees increased by $49,593 in the three month period ended June 30, 2018 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2017. Office and general expenses increased by $25,533 due to increase of office costs, and rebates during 2018.

Income from Operations. Thus, this resulted in net income before other income or expenses of $136,907 during the three month period ended June 30, 2018 compared to income before other income of $169,778 during the three month period ended June 30, 2017.

Other Income (Expense). During the three month period ended June 30, 2018, we recorded $53,203 in other income as compared to other income of $5,165 recorded in the three month period ended June 30, 2017. The continued fluctuation of the Canadian dollar in 2018 and 2017 against the United States dollar resulted during the three month period ended June 30, 2018 in a foreign exchange gain of $53,203 compared to a foreign exchange gain of $5,165 during the three month period ended June 30, 2017 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Net income before income taxes. Thus, during the three month period ended June 30, 2018, this resulted in net income before income taxes of $190,111 compared to net income before income taxes of $174,943 during the three month period ended June 30, 2017.

Provision for Income taxes. During the three month period ended June 30, 2018, we incurred 0 in income taxes compared to ($28,266) during the three month period ended June 30, 2017.

Net Income. Thus, this resulted in net income of $190,111 during the three month period ended June 30, 2018 as compared to net income of $146,678 incurred during the three month period ended June 30, 2017.

Other Comprehensive Gain (Loss). During the three month period ended June 30, 2018, we recorded a foreign exchange adjustment of ($83,075) as compared to ($10,168) during the three month period ended June 30, 2017.

Comprehensive Income. Thus, during the three month period ended June 30, 2018, our comprehensive income was $107,036 or $0.00 per share compared to comprehensive income of $136,510 or $0.00 for the three month period ended June 30, 2017. The weighted average number of shares outstanding was 54,296,541 for the three month periods ended June 30, 2018 and June 30, 2017, respectively.

Six Month Period Ended June 30, 2018 Compared to Six Month Period Ended June 30, 2017.

We generated revenue during the six month period ended June 30, 2018 in the amount of $2,321,207 compared to $3,110,862 generated during the six month period ended June 30, 2017 (a decrease of $789,656). Major components of the revenue mix for change from June 30, 2018 to June 30, 2017 are as follows:

1.	Prototypes Parts – decreased $527,652 for prototypes for Adient/JCI projects as no projects were initiated in the six months of 2018.

2.	Spare Parts and Services - decreased $49,546 for parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.

Retrofit Systems - increased $135,243. We did new tooling on older machines for Adient and Constellium. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System - decrease of $347,700 as 2 machines were sold during 6 months of 2017 at a higher price point compared to the three units sold during first six months of 2018.

5.

Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the six month period ended June 30, 2018, cost of sales was $1,573,501 compared to $1,712,964 during the six month period ended June 30, 2017 (a decrease of $139,463). The change in products sold in the six month period ended June 30, 2018 contributed to a decrease in our gross margin over the six month period ended June 30, 2017. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the six month period ended June 30, 2018.

Gross Profit. Thus, based on the above, our gross profit decreased to $747,706 during the six month period ended June 30, 2018 from $1,397,898 during the six month period ended June 30, 2017.

Operating expenses: During the six month period ended June 30, 2018, we incurred operating expenses in the amount of $493,054 compared to operating expenses incurred during the six month period ended June 30, 2017 of $530,876 (a decrease of $37,811). Operating expenses include: (i) compensation of $202,683 (2017: $348,695); (ii) occupancy costs of $35,843 (2017: $35,348); (iii) travel of $47,909 (2017: $50,261); (iv) professional fees of $137,059 (2017: $55,066); (v) communication of $4,749 (2017: $4,319); and (vi) office and general of $64,811 (2017: $37,186). In respect of compensation, more labor charges were capitalized to the work in process projects during the six month period ended June 30, 2017 compared to the six month period ended June 30, 2018 due to the timing and completion of specific projects resulting in a decrease of $146,013 being charged in 2018. Travel decreased by $2,352 during the six month period ended June 30, 2017 as compared to the same period in 2018. Professional fees increased by $81,933 in the six month period ended June 30, 2018 as the additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2017. Office and general expenses increased by $27,625 due to rebates, new printers, paper etc during 2018.

Income from Operations. Thus, this resulted in net income before other income or expenses of $254,652 during the six month period ended June 30, 2018 compared to income before other income of $867,022 during the six month period ended June 30, 2017.

Other Income (Expense). During the six month period ended June 30, 2018, we recorded $74,506 in other income as compared to other income of $56,945 recorded in the six month period ended June 30, 2017. The continued fluctuation of the Canadian dollar in 2018 and 2017 against the United States dollar resulted during the six month period ended June 30, 2018 in a foreign exchange gain of $74,506 compared to a foreign exchange loss of ($2,888) during the six month period ended June 30, 2017 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $0 in expenses associated with recovery of scientific research and development expenditures during the six month period ended June 30, 2018 compared to $59,833 recovered during the six month period ended June 30, 2017.

Net income before income taxes. Thus, during the six month period ended June 30, 2018, this resulted in net income before income taxes of $329,158 compared to net income of $923,967 during the six month period ended June 30, 2017.

Provision for Income taxes. During the six month period ended June 30, 2018, we incurred $0 in income taxes compared to ($226,890) during the six month period ended June 30, 2017.

Net Income. Thus, this resulted in net income of $329,158 during the six month period ended June 30, 2018 as compared to net income of $697,077 incurred during the six month period ended June 30, 2017.

Other Comprehensive Gain (Loss). During the six month period ended June 30, 2018, we recorded a foreign exchange adjustment of ($98,623) as compared to $4,000 during the six month period ended June 30, 2017.

Comprehensive Income. Thus, during the six month period ended June 30, 2018, our comprehensive income was $230,535 or $0.01 per share compared to comprehensive income of $701,077 or $0.02 for the six month period ended June 30, 2017. The weighted average number of shares outstanding was 54,296,541 for the six month periods ended June 30, 2018 and June 30, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018

As of June 30, 2018, our current assets were $2,307,012 and our current liabilities were $796,415, which resulted in a working capital surplus of $1,510,597. As of June 30, 2018, current assets were comprised of: (i) $1,458,562 in cash; (ii) $641,358 in amounts receivable, net; (iii) $124,271 in inventory; (iv) $41,097 in sales tax recoverable; (v) $9,996 in security deposits; and (vi) $31,737 in prepaid expenses. As of June 30, 2018, current liabilities were comprised of: (i) $1898,703 in accounts payable and accrued expenses; (ii) $180,886 in customer deposits; (iii) $41,069 in warranty provision; (iv) $372,691 in incomes taxes payable; and (v) $12,066 in obligations under capital lease.

As of June 30, 2018, our total assets were $2,418,318 comprised of: (i) $2,307,021 in current assets; and (ii) $111,297 in fixed assets, net of depreciation. The decrease of total assets of $556,481 during the six month period ended June 30, 2018 from fiscal year ended December 31, 2017 was primarily due a decrease in cash of $247,244, decrease in amounts receivable, net of $259,171, a decrease of sales tax recoverable of $567,466, and a decrease of $20,836 in prepaid expenses.

As of June 30, 2018, our total liabilities were $823,823 comprised of: (i) $796,415 in current liabilities; and (ii) $27,408 in deferred income taxes. The decrease in total liabilities of $787,106 during the six month period ended June 30, 2018 from December 31, 2017 was primarily due to a decrease in accounts payable and accrued expenses of $159,606, a decrease in customer deposits of $647,298 and a decrease in warranty provision of $22,540, and a decrese in obligation under capital lease of $2,652.

Total stockholders’ equity increased from $1,363,960 as of December 31, 2017 to $1,594,495 as of June 30, 2018.

Cash Flows from Operating Activities

For the six month period ended June 30, 2018, net cash flows used by operating activities was ($213,467) consisting primarily of net income of $267,718. Net cash flows provided by operating activities was adjusted by $14,205 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $259,171 in accounts receivable; (ii) an increase of $567,466 in inventory; (iii) an increase of ($20,836) in prepaid expenses; (iv) a decrease of $521 in security deposit; (v) a decrease of $159,606 in accounts payable and accrued expense; (vi) a decrease of $647,298 in customer deposits; (vii) a decrease of $22,540 in warranty payable; and (viii) an increase of $992 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2018 and March 31, 2017, net cash flows used in investing activity was $-0-.

Cash Flows from Financing Activities

For the six month period ended June 30, 2018, net cash flow used in financing activity was $2,652 comprised of obligation under capital lease, net of repayments compared to net cash flow used in financing activity of $2,652 during the six month period ended March 31, 2017 comprised of obligation under capital lease, net of repayments.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, JCI, Adient and Constellium, are consistently submitting new projects. We had $180,886 of project work in process at the end of June 30, 2018 with a total contract value of approximately $570,394. We have received committed future orders of $670,000., which are anticipated to be completed during the second half of 2018. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

Other than the lease obligation and note referenced below, we have no other reportable material commitments for the as of June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of June 30, 2018; and (ii) a lack of segregation of duties within accounting functions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control-Integrated Framework. Based on our assessment, no progress toward remediation of our previously disclosed material weaknesses has been implemented.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K

(d) Exhibits.

Exhibit Number	Description

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

NOVUS ROBOTICS INC.

Dated: August 20, 2018	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief Executive Officer

