Form 10-Q
period 2018-09-30
Novus Robotics Inc.
filed 2018-11-14
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2018

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

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2018
Common Stock, $0.001	54,296,641

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,713,020	$1,705,806
Amounts receivable, net	302,228	382,187
Inventory	508,536	691,737
Sales tax recoverable	47,418	42,089
Security deposits	10,168	10,518
Prepaid expense	53,400	10,901
Total current assets	2,634,770	2,843,238

Fixed assets
Fixed assets, net of deprecation	106,217	131,561
Total assets	$2,740,987	$2,974,799

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$263,676	$349,309
Customer deposits	663,529	828,184
Warranty provision	34,798	18,529
Income taxes payable	372,691	372,691
Obligation under capital lease	7,431	14,718
Total current liabilities	1,342,124	1,583,431

Deferred income taxes	27,408	27,408
Total liabilities	1,369,532	1,610,839

COMMITMENTS AND CONTINGENCIES - Note 7	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2017 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2017- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(444,919)	(385,308)
Retained earnings	1,702,724	1,635,618
Total stockholders’ equity	1,371,455	1,363,960

Total liabilities and stockholders’ equity	$2,740,987	$2,974,799

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$49,612	$339,916	$2,370,819	$3,450,778
Cost of sales	19,316	30,702	1,592,817	1,743,666
Gross Profit	30,295	309,214	778,002	1,707,112

Expenses
Compensation	68,070	130,597	270,753	479,292
Occupancy costs	15,620	17,058	51,462	52,406
Travel	11,413	5,440	59,322	55,701
Professional fees	68,076	11,378	205,135	66,444
Communication	2,836	2,783	7,585	7,102
Office and general	42,758	32,851	107,569	70,037
Total operating expenses	208,771	200,107	701,825	730,983

Income before other income and income taxes	(178,475)	109,107	76,177	976,129

Other income (expense)
Foreign exchange gain (loss)	(31,485)	(36,004)	43,021	(38,892)
Recovery of scientific research and development expenditures	-	1,221	-	61,054
Total other income (expense)	(31,485)	(34,783)	43,021	22,162

Net income (loss) before income taxes	(209,959)	74,324	119,198	998,291

Provision for income taxes	-	(36,657)	(52,092)	(264,547)

Net income (loss)	(209,959)	37,667	67,106	733,744

Other comprehensive income (loss)
Foreign exchange adjustment	(44,063)	126,904	(59,611)	130,904

Comprehensive Income (loss)	$(254,022)	$164,571	$7,495	$864,648

Basic loss per share	$(0.00)	$0.00	$0.00	$0.02
Diluted income per share	$(0.00)	$0.00	$0.00	$0.02

Weighted average number of shares outstanding - basic	54,296,541	54,296,541	54,296,541	54,296,541
Weighted average number of shares outstanding - diluted	54,296,541	54,296,541	54,296,541	54,296,541

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income	$67,106	$733,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,136	20,444
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	79,960	(984,610)
Decrease (increase) in inventory	183,201	802,850
Decrease (increase) in prepaid expenses	(42,501)	(215)
Decrease (increase) in security deposits	350	(746)
Increase (decrease) in accounts payable and accrued expense	(85,633)	(122,863)
Increase (decrease) in customer deposits	(164,655)	(306,188)
Increase (decrease) in warranty payable	16,269	2,382
Increase (decrease) in taxes recoverable/payable	(5,329)	331,565
Net cash provided by (used in) operating activities	69,904	476,362

Cash Flow from investing activity
Purchase of fixed assets	-	(1,121)
Net cash used in investing activity	-	(1,121)

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	(7,287)	(4,751)
Repayment of notes payable	-	(100,000)
Net cash used in financing activity	(7,287)	(104,751)

Effect of foreign exchange rate on changes in cash	(55,404)	108,978

Increase in cash	7,213	479,469

Cash, beginning of period	1,705,806	479,380

Cash, end of period	$1,713,020	$958,849

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

September 30, 2018

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

Principles of Consolidation

The interim consolidated financial statements include the accounts and operations of Novus and its wholly owned subsidiaries D&R Technology Inc and D&R Tooling Inc. All inter-company accounts and transactions have been eliminated on consolidation.

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

September 30, 2018

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At September 30, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 30, 2018, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Adient US LLC (Johnson Controls, Inc). to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of September 30,2018, the Company had $NIL and had $23,243 at December 31, 2017 of factored receivables. Finance charges associated with the sale of factored receivable for the period ended September 30, 2018 and September 30, 2017 were $8,832 and $6,018 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2018, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at September 30, 2018 was comprised of work-in-progress. This policy requires Novus to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

September 30, 2018

(Unaudited)

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

September 30, 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, Novus applies the following methodology to recognize revenue:

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
3.

Seat systems and tooling – progress invoicing to the customer are recorded as deferred revenue. The contract revenue is not recognized until client acceptance. This is the key performance indicator. Performance obligations are met at which time the company transfers control of the asset, has a final legal right to payment and the customer has tested the product and indicated that the specifications were met. Because we can not objectively determine if the goods provided to the customer will meet the agreed upon specifications until the machine and tooling are finished, we defer the revenue until the final installation and acceptance is received.

As of September 30, 2018 and December 31, 2017 customer deposits were $663,529 and $828,184 respectively.

Novus provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of September 30, 2018 and December 31, 2017, warranty liability was $34,798 and $18,529.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. No dilutive instruments were outstanding as of September 30, 2018 or December 31, 2017

Comprehensive Income

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

Recent Accounting Pronouncements

The Company evaluated the following recent accounting updates and are evaluating the potential impact upon adoption:

● ASU 2016-02 related to lease recognition and classification

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	September 30,	December 31,
	2018	2017
Office equipment	$8,966	$9,274
Computer equipment	293,196	303,278
Delivery trucks	21,190	21,919
Shop and machinery equipment	390,305	403,727
Equipment under capital lease	48,779	50,456
Accumulated depreciation	(656,219)	(657,094)
Total fixed assets	$106,217	$131,561

Depreciation expense for the nine months ended September 30, 2018 was $21,136 (2017 - $8,194).

4.	OBLIGATION UNDER CAPITAL LEASE

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

Novus paid consulting fees to a company owned by the President consulting fees in the third quarter in the amount of $48,548 (2017 - $Nil) and for the nine months ended of $135,240. (2017 - $Nil). The consulting Fees were agreed upon after discussion between Novus and Mr. Paolucci.

7.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately US$6,525. per month. Total minimum lease payments of US$84,085 are required to the lease expiration date on July 31, 2019.

Novus has entered into purchase agreements to acquire two pre-construction rental properties totaling US$ 574,758.. Deposits in the amount of US$46,236  have been paid and included in prepaid expenses. Closings on these properties are scheduled between November of 2019 and March 2020.

Subsequent to the end of the quarter, the Company settled a lawsuit launched by the BSA Business Software Alliance, Inc. for alleged software infringements and use in the amount of $21,915.

Novus failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

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

CURRENT BUSINESS OPERATIONS

We are involved in the engineering, design and manufacture of robotics and automation technology solutions for tube bending machines, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we will provide state of the art automation technologies through our automated tube bending machines which we design, engineer and build for the automotive industry to solve its customers’ complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we work with other leading robotic manufacturers to provide the best automation technologies. We provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology, has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for our products as manufacturers look to improve the speed, quality and reliability of production through automation. As of the date of this Quarterly Report, we have not generated any revenue from medical robotics, personal robotic devices, water treatment industry, food handling and processing, clean technology and energy or pharmaceutical and general consumer goods production.

We are also involved in the area of engineering, design and the manufacturing of automated solutions through its automated tube bending machines for the automotive industry and we intend to rapidly become one of the leading providers of automated manufacturing solutions, which are used primarily by three of the top ten Tier I automotive part suppliers in the world. We also make precision components and tooling using our own custom-built manufacturing systems, process knowledge and automation technology. We purchase from third parties components for the electrical cabinet, which creates the automation and controls section of the machinery. The electrical cabinet consists of fuses, holders, relays, cables, wiring, controls and sensors, which we purchase from our suppliers, i.e. Gerrie Electric, Beckhoff, Allen Bradley and others. We integrate these purchased parts from our suppliers into our electrical and controls design to make the automated tube bending machines operational. We provide all the programming of the electrical cabinet as well. The computer programming is based upon the specific needs.

Our automotive business is in the early development and operating stages. To date, our primary activities include designing and installation of retrofits to existing automated systems, automated spare parts for our tube bending machines, automated maintenance and repairs. We are currently offering products such as Seat Frame Systems, IP Tube systems and Integrated Bend-Weld Systems for the automotive industry. Our primary focus will be placed on product engineering and manufacturing processes as previously discussed to ensure the highest quality, product features and efficient manufacturing processing.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS RESULTS OF OPERATION

NOVUS ROBOTICS INC.

Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$49,612	$339,916	$2,370,819	$3,450,778
Cost of sales	19,316	30,702	1,592,817	1,743,666
Gross Profit	30,295	309,214	778,002	1,707,112

Expenses
Compensation	68,070	130,597	270,753	479,292
Occupancy costs	15,620	17,058	51,462	52,406
Travel	11,413	5,440	59,322	55,701
Professional fees	68,076	11,378	205,135	66,444
Communication	2,836	2,783	7,585	7,102
Office and general	42,758	32,851	107,569	70,037
Total operating expenses	208,771	200,107	701,825	730,983

Income before other income and income taxes	(178,475)	109,107	76,177	976,129

Other income (expense)
Foreign exchange gain (loss)	(31,485)	(36,004)	43,021	(38,892)
Recovery of scientific research and development expenditures	-	1,221	-	61,054
Total other income (expense)	(31,485)	(34,783)	43,021	22,162

Net income (loss) before income taxes	(209,959)	74,324	119,198	998,291

Provision for income taxes	-	(36,657)	(52,092)	(264,547)

Net income (loss)	(209,959)	37,667	67,106	733,744

Other comprehensive income (loss)
Foreign exchange adjustment	(44,063)	126,904	(59,611)	130,904

Comprehensive Income (loss)	$(254,022)	$164,571	$7,495	$864,648

Basic loss per share	$(0.00)	$0.00	$0.00	$0.02
Diluted income per share	$(0.00)	$0.00	$0.00	$0.02

Weighted average number of shares outstanding - basic	54,296,541	54,296,541	54,296,541	54,296,541
Weighted average number of shares outstanding - diluted	54,296,541	54,296,541	54,296,541	54,296,541

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

Three Month Period Ended September 30, 2018 Compared to Three Month Period Ended September 30, 2017.

We generated revenue during the three month period ended September 30, 2018 in the amount of $49,612 compared to $339,916 generated during the three month period ended September 30, 2017 (an decrease of $290,304). Major components of the revenue mix for change from September 30, 2018 to September 30, 2017 are as follows:

1.	Prototypes Parts – decreased $292,504 for prototypes for Adient/JCI projects as no projects were initiated in the third quarter of 2018.

2.	Spare Parts and Services decreased $48,181 for replacement parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.	Retrofit Systems - increased $50,381. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders. We did a retrofit for a machine at Adient.

4.	Seat Frame System - $Nil as no machine was sold during Q3 2017 compared to the no units sold during Q3 2018.

5.

Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the three month period ended September 30, 2018, cost of sales was $19,316 compared to $30,702 during the three month period ended September 30, 2017 (a decrease of 11,386). The change in products sold in the three month period ended September 30, 2018 contributed to a decrease in our gross margin over the three month period ended September 30, 2017. The work for prototype parts, where the majority of the costs are borne by the customer, did not occur in offsetting the lower product margins generated on the retrofit of seat frames during the three month period ended September 30, 2018.

Gross Profit. Thus, based on the above, our gross profit decreased $278,919 during the three month period ended September 30, 2018 from $309,214 during the three month period ended September 30, 2017.

Operating expenses: During the three month period ended September 30, 2018, we incurred operating expenses in the amount of $208,771 compared to operating expenses incurred during the three month period ended September 30, 2017 of $200,107 (a increase of $8,664.). Operating expenses include: (i) compensation of $68,070 (2017: $130,597); (ii) occupancy costs of $15,620 (2017: $17,058); (iii) travel of $11,413 (2017: $5,440); (iv) professional fees of $68,076 (2017: $11,378); (v) communication of $2,836 (2017: $2,783); and (vi) office and general of $42,758 (2017: $32,851). In respect of compensation, management fees were charged to professional fees and labour costs were capitalized to the work in process project resulting in a decrease of $62,527. being charged in 2018. Travel increased by $5,973 due to customer meetings during the three month period ended September 30, 2018 as compared to the same period in 2017. Professional fees increased by $56,698. in the three month period ended September 30, 2018 as the charges for consultant fees and additional charges associated with our auditors were incurred during this time frame, which we did not incur in 2017. Office and general expenses increased by $9,904 due to increase of office costs during 2018.

Income from Operations. Thus, this resulted in net loss before other income or expenses of $178,475 during the three month period ended September 30, 2018 compared to income before other income of $109,107 during the three month period ended September 30, 2017.

Other Income (Expense). During the three month period ended September 30, 2018, we recorded $31,485 loss in other income as compared to other income loss of $36,004 recorded in the three month period ended September 30, 2017. The continued fluctuation of the Canadian dollar in 2018 and 2017 against the United States dollar resulted during the three month period ended September 30, 2018 in a foreign exchange loss of $31,485 compared to a foreign exchange loss of $36,004 during the three month period ended September 30, 2017 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements.

Net income before income taxes. Thus, during the three month period ended September 30, 2018, this resulted in net loss before income taxes of $209,959 compared to net income before income taxes of $73,103 during the three month period ended September 30, 2017.

Provision for Income taxes. During the three month period ended September 30, 2018, we incurred 0 in income taxes compared to ($36,667) during the three month period ended September 30, 2017.

Net Income. Thus, this resulted in net loss of $209,959 during the three month period ended September 30, 2018 as compared to net income of $37,667 incurred during the three month period ended September 30, 2017.

Other Comprehensive Gain (Loss). During the three month period ended September 30, 2018, we recorded a foreign exchange adjustment of ($44,063) as compared to $126,904 during the three month period ended September 30, 2017.

Comprehensive Income. Thus, during the three month period ended September 30, 2018, our comprehensive income was a loss $254,022 or $0.00 per share compared to comprehensive income of $164,571 or $0.00 for the three month period ended September 30, 2017. The weighted average number of shares outstanding was 54,296,541 for the three month periods ended September 30, 2018 and September 30, 2017, respectively.

Nine Month Period Ended September 30, 2018 Compared to Nine Month Period Ended September 30, 2017.

We generated revenue during the nine month period ended September 30, 2018 in the amount of $2,370,819 compared to $3,450,778 generated during the nine month period ended September 30, 2017 (a decrease of $1,079,959). Major components of the revenue mix for change from September 30, 2018 to September 30, 2017 are as follows:

1.	Prototypes Parts – decreased $801,565 for prototypes for Adient/JCI projects as no projects were initiated in the nine months of 2018.

2.	Spare Parts and Services - decreased $53,097 for parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.	Retrofit Systems- decreased $70,752. We did not have any new tooling on older machines for Adient and Constellium. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System - decrease of $154,545 as 2 machines were sold during 9 months of 2017 at a higher price point compared to the three units sold during first nine months of 2018.

5.

Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the nine month period ended September 30, 2018, cost of sales was $1,592,817 compared to $1,743,666 during the nine month period ended September 30, 2017 (a decrease of $150,849). The change in products sold in the nine month period ended September 30, 2018 contributed to a decrease in our gross margin over the nine month period ended September 30, 2017. No work for retrofit systems and Prototype parts where the majority of the costs are borne by the customer, did not assist in offsetting the lower product margins generated on the sale of seat frames during the nine month period ended September 30, 2018.

Gross Profit. Thus, based on the above, our gross profit decreased to $778,002 during the nine month period ended September 30, 2018 from $1,707,112 during the nine month period ended September 30, 2017.

Operating expenses: During the nine month period ended September 30, 2018, we incurred operating expenses in the amount of $701,825 compared to operating expenses incurred during the nine month period ended September 30, 2017 of $730,983 (a decrease of $29,158). Operating expenses include: (i) compensation of $270,753 (2017: $479,292); (ii) occupancy costs of $51,462 (2017: $52,406); (iii) travel of $59,322 (2017: $55,701); (iv) professional fees of $205,135 (2017: $66,444); (v) communication of $7,585 (2017: $7,102); and (vi) office and general of $107,569 (2017: $70,037). In respect of compensation, more labor charges were capitalized to the work in process projects during the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2018 due to the timing and completion of specific projects. The consulting fees are in Profession fees resulting in a decrease of $208,539 in compensation for payroll being charged in 2018. Travel increased by $3,621 during the nine month period ended September 30, 2017 as compared to the same period in 2018. Professional fees increased by $138,691 in the nine month period ended September 30, 2018 as the additional charges associated with our auditors and consultant were incurred during this time frame, which we did not incur in 2017. Office and general expenses increased by $37,532 due to rebates, new printers, chairs, licensing fees, paper etc during 2018.

Income from Operations. Thus, this resulted in net income before other income or expenses of $76,177 during the nine month period ended September 30, 2018 compared to income before other income of $976,129 during the nine month period ended September 30, 2017.

Other Income (Expense). During the nine month period ended September 30, 2018, we recorded $43,021 in other income as compared to other income loss of $38,892 recorded in the nine month period ended September 30, 2017. The continued fluctuation of the Canadian dollar in 2018 and 2017 against the United States dollar resulted during the nine month period ended September 30, 2018 in a foreign exchange gain of $43,021 compared to a foreign exchange loss of ($38,892) during the nine month period ended September 30, 2017 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $0 in expenses associated with recovery of scientific research and development expenditures during the nine month period ended September 30, 2018 compared to $61,054 recovered during the nine month period ended September 30, 2017.

Net income before income taxes. Thus, during the nine month period ended September 30, 2018, this resulted in net income before income taxes of $119,198 compared to net income of $998,291 during the nine month period ended September 30, 2017.

Provision for Income taxes. During the nine month period ended September 30, 2018, we incurred ($52,092) in income taxes compared to ($264,547) during the nine month period ended September 30, 2017.

Net Income. Thus, this resulted in net income of $67,106 during the nine month period ended September 30, 2018 as compared to net income of $733,744 incurred during the nine month period ended September 30, 2017.

Other Comprehensive Gain (Loss). During the nine month period ended September 30, 2018, we recorded a foreign exchange adjustment of ($59,611) as compared to $130,904 during the nine month period ended September 30, 2017.

Comprehensive Income. Thus, during the nine month period ended September 30, 2018, our comprehensive income was $7,495 or $0.00 per share compared to comprehensive income of $864,648 or $0.02 for the nine month period ended September 30, 2017. The weighted average number of shares outstanding was 54,296,541 for the nine month periods ended September 30, 2018 and September 30, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018

As of September 30, 2018, our current assets were $2,634,770 and our current liabilities were $1,342,124, which resulted in a working capital surplus of $1,292,646. As of September 30, 2018, current assets were comprised of: (i) $1,713,020 in cash; (ii) $302,228 in accounts receivable, net; (iii) $508,536 in inventory; (iv) $47,418 in sales tax recoverable; (v) $10,168 in security deposits; and (vi) $53,402 in prepaid expenses. As of September 30, 2018, current liabilities were comprised of: (i) $263,676 in accounts payable and accrued expenses; (ii) $663,529 in customer deposits; (iii) $34,798 in warranty provision; (iv) $372,691 in incomes taxes payable; and (v) $7,431 in obligations under capital lease.

As of September 30, 2018, our total assets were $2,740,987 comprised of: (i) $2,634,770 in current assets; and (ii) $106,217 in fixed assets, net of depreciation. The decrease of total assets of $233,812 during the nine month period ended September 30, 2018 from fiscal year ended December 31, 2017 was primarily due a increase in cash of $7,214, decrease in amounts receivable, net of $79,959, a decrease of inventory of $183,201, a increase of $42,501 in prepaid expenses and decrease of fixed assets of $25,344

As of September 30, 2018, our total liabilities were $1,369,532 comprised of: (i) $1,342,124 in current liabilities; and (ii) $27,408 in deferred income taxes. The decrease in total liabilities of $241,307 during the nine month period ended September 30, 2018 from December 31, 2017 was primarily due to a decrease in accounts payable and accrued expenses of $85,633, a decrease in customer deposits of $164,655 and a increase in warranty provision of $16,269, and a decrease in obligation under capital lease of $7,287.

Total stockholders’ equity increased from $1,363,960 as of December 31, 2017 to $1,371,455 as of September 30, 2018.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2018, net cash flows used by operating activities was $69,904 consisting primarily of net income of $67,106. Net cash flows provided by operating activities was adjusted by $21,136 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $79,960 in accounts receivable; (ii) an decrease of $183,201 in inventory; (iii) an increase of ($42,501) in prepaid expenses; (iv) a increase of $350 in security deposit; (v) a decrease of $85,633 in accounts payable and accrued expense; (vi) a decrease of $164,655 in customer deposits; (vii) a increase of $16,269 in warranty payable; and (viii) an decrease of $5,329 in taxes recoverable/payable.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2018 and December 31, 2017, net cash flows used in investing activity was $-0-.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2018, net cash flow used in financing activity was $7,287 comprised of obligation under capital lease, net of repayments compared to net cash flow used in financing activity of $104,750 during the nine month period ended September 30, 2017 comprised of obligation under capital lease, net of repayments and repayment of notes payable.

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

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, Toyota Boshoku, Adient and Constellium, are consistently submitting new projects. We had $453,993 of project work in process at the end of September 30, 2018 with a total contract value of approximately $669,000. We have received committed future orders of $670,000., which are anticipated to be completed during the second half of 2018. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

Other than the lease obligation and real estate purchase, we have no other reportable material commitments as of September 30, 2018.

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

We lease the premises with monthly lease payments of approximately US$6,525 per month. Total minimum lease payments of US$104,388. are required to the lease expiration date on July 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of September 30, 2018; and (ii) a lack of segregation of duties within accounting functions.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended September 30, 2018.

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

(d) Exhibits .

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

NOVUS ROBOTICS INC.

Dated: November 14, 2018	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief Executive Officer

