Form 10-K
period 2018-12-31
Novus Robotics Inc.
filed 2019-04-12
CIK 1388180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2018 was $10,157,882.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,296,641 shares of common stock are outstanding as of March 29, 2019.

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

CORPORATE HISTORY

We were formed in the State of Nevada on June 24, 2005 under the name Guano Distributors, Inc. Prior to our incorporation, on April 15, 2005, David Wallace, the then President/Chief Executive Officer/Secretary/Chief Financial Officer and sole director (“Wallace”), formed Guano Distributors (Pty) Ltd., a South African registered company, for the purpose of selling Dry-Bar Cave bat guano. On May 15, 2005, Mr. Wallace, transferred all of his ownership interest in Guano Distributors (Pty) Ltd. to us. On June 28, 2006, we amended our Articles of Incorporation to change our name to Ecoland International, Inc. On March 13, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “Ecoland International Inc.” to “Novus Robotics Inc.” The name change was effective with the Nevada Secretary of State on March 13, 2012 when the Certificate of Amendment was filed. The name change was approved by our Board of Directors pursuant to written consent resolutions dated February 21, 2012 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated February 21, 2012. We filed the appropriate documentation with FINRA in order to effectuate the name chang. The name change was effective with OTC Markets Group on April 10, 2012.

The trading symbol of the Company is “NRBT”. Our CUSIP is 670011H207.

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

CURRENT BUSINESS OPERATIONS

We are involved in engineering, design and manufacture of robotics and automation technology solutions for tube bending machines, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we provide state of the art automation technologies through our automated tube bending machines which we design, engineer and build for the automotive industry to solve its customers’ complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we work with other leading robotic manufacturers to provide the best automation technologies. We provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology, has served the automotive industry for more than seven years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for our products as manufacturers look to improve the speed, quality and reliability of production through automation. As of the date of this Annual Report, we   have not generated any revenue from the medical robotics, personal robotic devices, water treatment industry, food handling and processing, clean technology and energy or pharmaceutical and general consumer goods production.

We are also involved in engineering, design and the manufacturing of automated solutions through its automated tube bending machines for the automotive industry and we intend to become one of the leading providers of automated manufacturing solutions, which are used primarily by three of the top ten Tier I automotive part suppliers in the world. We also make precision components and tooling using our own custom-built manufacturing systems, process knowledge and automation technology. We purchase from third parties components for the electrical cabinet, which creates the automation and controls section of the machinery. The electrical cabinet consists of fuses, holders, relays, cables, wiring, controls and sensors, which we purchase from our suppliers, i.e. Gerrie Electric, Beckhoff, Allen Bradley and others. We integrate these purchased parts from our suppliers into our electrical and controls design to make the automated tube bending machines operational. We provide all the programming of the electrical cabinet as well. The computer programming is based upon the specific needs.

To date, our primary activities include designing and installation of retrofits to existing automated systems, automated spare parts for our tube bending machines, automated maintenance and repairs. We are currently offering products such as Seat Frame Systems, IP Tube systems and Integrated Bend-Weld Systems for the automotive industry. Our primary focus will be on product engineering and manufacturing processes to ensure the highest quality, product features and efficient manufacturing processing.

We are also a full service provider of turn-key production solutions, specializing in tubular components for our tube bending machines. Our experience is firmly rooted in fabrication solutions for automated components, such as seat frames and instrument panel beams. Our expertise is in the areas of automation and machinery for computer numerical control (CNC) bending, forming, piercing and laser cutting, which is applicable to a wide range of production solutions. We produce spare parts for the manufacturing equipment we design. We do not produce spare parts for automobiles.

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

The automotive industry marketplace is the nation’s largest manufacturing industry. It is a marketplace with an estimated value in the hundreds of billions of dollars. The U.S. automotive manufacturing industry is directly tied to the U.S. automotive industry, which is considered one of the largest automotive retail marketplaces in the world.

There have been several significant industry trends shaping the future. Theses trends include the industry wide focus on solutions aimed at reducing vehicle fuel consumption, accelerating demand for hybrid and fully-electrical vehicles and demand for safety features and products. This will be a world wide focus for all companies.

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

At conception of each project, we review component designs and provide suggestions to our customers to reduce manufacturing costs. We work with customers to ensure that proposed systems strike the right balance of throughput, flexibility, automation and tooling/capital budgets. Throughout the project, our team managers work to keep the customer’s team informed with progress updates, highlighting decision points and tracking component design changes. Our designs and technologist work to ensure that our production solutions are robust, reliable and maintainable. We collaborate with our technology partners to ensure that every aspect is leading edge and proven reliable. Ultimately, we work with our customers to ensure that our production solutions provide value to every level of their organization.

The value propositions regarding our machinery products and services are: (i) delivery – providing on-time delivery thereby reducing customer inventory and providing them with overall cost reduction; (ii) quality – products and services that we deliver are of high quality and have attributes that enable customers to carry out their business functions; and (iii) price – products are competitively priced thus helping customers control their own overhead and expenses. We work with our customers on a one-to-one basis to the best of its ability to keep our prices competitive and within the customers’ budgets. When our customers desire to bid on jobs, they contact us and provide us with certain prerequisites. We then discuss their respective needs and start to compile all relevant information into a request for quote file. We then review all compiled information and submit to the customer its quotation regarding pricing. We have a very broad and diverse field that we have developed from which to obtain certain pricing. We would not receive purchase orders to provide our services to our respective customers if our prices were not competitive in the marketplace. Therefore, we believe we offer very competitive pricing based upon prior successful demand and awards for our products and services.

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

Marketing

Our target customers are: (i) automotive seating manufacturers, who are customers requiring customized machine tools to better serve their clients; and (ii) manufacturers of tubing products, who are customers requiring a value adding process layout. We will continue to focus our market offerings to automobile seating manufacturers and manufacturers of tubing products. Presently, we do not have contractual agreements with customers of automotive seating manufacturers or manufacturers of tubing products. Rather, we utilizes purchase orders with those customers  . Our market research reflects that these customer segments are the most demanding in terms of the engineering, technical service support, and automated machinery design. We are particularly strong in these areas and will utilize our capacities to serve these clients. We will seek customers who require production of components used in upper-end product lines. This will provide a further possibility for us to offer our value-added engineering robotics services.

In previous years, including fiscal year 2017, we have had significant economic and commercial reliance and dependence on Adient/Johnson Controls Inc. (“JCI”). Adient/JCI was one our major customers after the recession of 2009 through 2010 during which some of our previous customers filed for bankruptcy or acquired by larger companies. Previously, management determined that we were not economically dependent upon Adient/ JCI. During fiscal years ended December 31, 2018 and 2017, D&R Technology received purchase orders from Adient/JCI in the amount of $390,848 and $2,469,471, respectively. During fiscal year 2018, approximately 22% of our sales and .02% of   our receivables were attributable to Adient/JCI. And, during fiscal year 2017, approximately 41.78% sales and 85% of our receivables were attributable to Adient/JCI. Therefore, as of the date of this Annual Report, management has determined that while we may not be economically dependent upon Adient/ JCI, during fiscal year 2018, sales to and receivables owing from JCI constituted a smaller portion of our revenue. See “Item 1A. Risk Factors – Risks Related to Business”.

We do not have an exclusive agreement with Adient/JCI and rely upon bids and subsequent purchase orders. Our business relationship with Adient/JCI is well established having commenced in 2004 with Bernardino Paolucci, our President/Chief Executive Officer, and Drasko Karanovic, a member of the Board of Directors. Both individuals established a strong relationship with JCI during their tenure at Dieco Technology based upon their respective extensive knowledge of JCI’s machines and the manufacturing and servicing section of JCI.

We also produced a 420A system to produce new seat frames. The system is built for Toyota Boshoku Emire, Ontario, to produce the seat frame to be used in their plants for the Rav 4 production. During fiscal year 2018, D&R Technology received from Toyota Boshoku purchase orders for $1,223,136. And during fiscal year 2017, D&R Technology received from Toyota Boshoku purchase orders for $1,098,018. During fiscal year 2016, we received orders for $20,672. for spare parts. During fiscal year 2018, purchase orders from Toyota Boshoku increased because Toyota Boshoku required two new systems from us.

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

Our market strategy is to capitalize on our expertise by manufacturing high quality, durable machinery with a significant number of product features and options, which are extremely precise in control of motions. We will focus on a segment of the market and attempt to achieve the best reputation within that segment. Our goal in 2019 is to secure more engineering and manufacturing positions. Our goal in the next five years is to continue with our “value added” scheme that will assist us in achieving a strong position within the marketplace.

Suppliers

The majority of raw materials required by us are readily available from a variety of suppliers. For certain specialty items related to controls, we have two principal suppliers: (i) Allen Bradly Controls; and (ii) Baldor Controls.

The products we require for the assembly of our systems come from electrical companies, hydraulic and pneumatic suppliers and control system from automation companies. We do not have exclusive contracts with these companies as we send Requests for Quotations on pricing and delivery time in order to maximize savings in the production process. Examples include: motors from Rockwell Ind., electrical components from Gerrie Electric/Province Electrical hydraulics power unit from Hydrafab. We machine remaining parts as required.

Employees

We employ sixteen (16) full time employees. This may fluctuate depending on our workload. We may also use temporary employees that have previously worked for us, as required depending on the workload. Drasko Karanovic, is a full-time employee. He is primarily responsible for all of our day-to-day operations. Other services may be provided by outsourcing and consultant Berardino Paolucci and special purpose contracts. We have also engaged the service of the wife of Mr. Drasko as part-time employee, on a limited basis.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have incurred approximately $0 during the past two fiscal years   on research and development for products. None of these research or development costs are borne by the customer. The costs are in our Cost of Sales and Engineering Labour accounts.

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

As of the date of this Annual Report, we have not filed patents on any of our systems. We do not release any drawings of our machines. The drawings are the property of D&R Technology. We may consider filing patent applications with respect to our system technologies and any novel aspects of our technology to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we may own may not provide adequate protection against competitors. Any patent applications that we may file in the future may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that we are not infringing the patent rights of others or we may be required to obtain a license to the patent.

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

COMPETITION

The market for special purpose automotive machinery products and services is highly competitive. Competition is based on the quality and range of such products, market availability, pricing, promotion and customer service as well as the nature of the distribution channels. We believe we have several highly significant competitive advantages such as: (i) engineering and technical support service; (ii) automated seat frame systems and IP beam process lines design and build expertise; (iii) vendors service and support; and (iv) current relationships with several major automotive companies. In the special purpose automotive machinery produces and services business, our additional competitive factors include the demonstrated effectiveness of the products being offered, as well as available funding sources. We face competition from other technology-based companies providing the same products and services. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new products that compete directly with the products distributed by us or develop or expand competitive sales channels. We believe that our marketing position is unique to certain of the markets in which we compete.

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

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report including our financial statements and the related notes.

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

We previously had significant economic and commercial reliance and dependence on Adient/Johnson Controls Inc. (“JCI”) as a major customer and while, as of the date of this Annual Report, management has determined that we may not be economically dependent on Adient/JCI, during fiscal year 2018 sales to and receivables owing from Adient/ JCI constituted a substantial portion of our revenue

In previous years, including fiscal year 2018, we have had significant economic and commercial reliance and dependence on Adient/ Johnson Controls Inc. (“JCI”). JCI was one our major customers after the recession of 2009 through 2010 during which some of our previous customers filed for bankruptcy or acquired by larger companies. Previously, management determined that we were not economically dependent upon Adient/JCI. During fiscal years ended December 31, 2018 and 2017, D&R Technology received purchase orders from JCI in the amount of $390,848. and $2,469,471, respectively. During fiscal year 2018, approximately 22% of our sales and .02% of our receivables were attributable to Adient/JCI. And, during fiscal year 2017, approximately 41.78% sales and 85% of our receivables were attributable to Adient/ JCI. Therefore, as of the date of this Annual Report, management has determined that while we may not be economically dependent upon Adient/JCI, during fiscal year 2018, sales to and receivables owing from Adient/JCI constituted a smaller portion of our revenue. Although we recognized substantial revenue realized from sales to JCI during 2017, management remains of the belief that the decline in orders received from Adient/JCI in previous years did not adversely affect our revenues and operating results and, therefore, did not believe we were subject to significant financial risk in the event of the financial distress of Adient/JCI. This could change, however, during subsequent fiscal years.

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

The recent developments in the trade agreement between involving the United States, Mexico and Canada could have an adverse effect on our ability to export products out of Mexico and Canada into other countries, including the United States.

The United States- Mexico and Canada entered into a signed but unratified trade agreement called “The United States  -Mexico- Canada Agreement (“USMCA”) that will govern trade in North America. USMACA will have a big impact on many parts of the US economy. Compared to the previous NAFTA trade agreement, USMCA will increase environmental and labor regulations and will create incentives for more US production of cars and trucks and imposes a quota for Canadian and Mexico automotive production. Although management has determined that there have been no current immediate effects on our operations with respect to USMAC, management cannot predict future potentially adverse developments in the political climate involving the United States, Mexico and Canada and thus these may have an adverse and material impact on our operations and financial growth.

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

The Sarbanes-Oxley Act, as well as the rules enacted by the SEC and the national stock exchanges as a result of the Sarbanes-Oxley Act, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity and efficiency of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we have not presently complied with many of the corporate governance provisions, our stockholders have limited protections. Certain of these corporate governance provisions are as follows: (i) establishment of an audit committee charter and appointment of members to the audit committee; (ii) adoption of an ethics code; (iii) conduct analysis of our internal and financial control procedures; and (iv) establishment of a compensation committee. Management intends to address these issues within our organizational structure during fiscal year 2019 to ensure the best effective corporate governance and financial management. However, management has adopted certain corporate governance practices as follows: (i) adherence to a clear ethical basis within all business operations; (ii) alignment of business goals with such ethical basis; (iii) strategic management which incorporates shareholder value; (iv) identifying corporate organizational structure to effect good corporate governance; and (v) creating reporting systems to provide transparency and accountability.

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

In accordance with the five conditions listed in Section 4.A of Staff Legal Bulletin No. 4 (September 16, 1977), the shares of stock issued by D&R Technology to the shareholders of D Mecatronics in connection with the spin-off of D&R Technology were required to be registered. On approximately November 10, 2011, D Mecatronics spun-off D&R Technology. D&R Technology subsequently issued shares of its restricted common stock to the shareholders of D Mecatronics on a pro-rata basis in accordance with their respective equity holdings in D Mecatronics. The equity percentages regarding the issuance of shares by D&R Technology were 48% to Berardino Paolucci, 24% to Drasko Karanovic and 28% to various shareholders (which shares are currently being held by D Mecatronics on behalf of these shareholders). The transfer agent for D Mecatronics at the time of the spin-off was Global Sentry Equity Transfer Inc. (“Global Sentry”). At the time of the spin-off, management of D Mecatronics had attempted on several occasions to contact Global Sentry with regards to its shareholder list and records. However, any and all attempts were to no avail. To date, D Mecatronics has not been able to obtain any of its records, including a shareholders list, from Global Sentry. Management has no knowledge or information as to the whereabouts of Global Sentry or its management nor of the location of its records and shareholders list. This has impeded the issuance of the shares of D&R Technology to the appropriate 28% minority shareholders of D Mecatronics and thus the reason why D Mecatronics is holding the shares in trust for the benefit of its shareholders. The majority shareholders of D Mecatronics and of D&R Technology were Messrs. Berardino Paolucci and Drakso Karanovic. The other minority shareholders represented only approximately 28% of the total shares issued and, thus, our management made a decision to proceed with the Share Exchange Agreement since it would be in the best interests of both our shareholders, then known as Ecoland International Inc., and the shareholders of D&R Technology. In accordance with the terms and provisions of the Share Exchange Agreement, we issued an aggregate of pre-reverse split 59,000,000 shares of our restricted common stock to the D&R Shareholders (which consisted of Messrs. Paolucci and Karanovic and D Mecatronics (which is holding the shares for the benefit of the remaining shareholders of D&R Technology) in exchange for 100% of the total issued and outstanding shares of D&R Technology, thus making D&R Technology our wholly-owned subsidiary.

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

As of the date of this Annual Report, there are approximately 445,703,359   authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. We did not issue any shares of our common stock during fiscal year 2018.

Although we have no present commitments to issue our equity securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

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

The base rent is $8,400 CDN ($6300US) per month. As at December 31 2018 the aggregate minimum annual lease payments under operating lease was $100,800 CDN ($77,928US) for 2018. Total minimum remaining lease payments of $58,800 CDN ($45,458US) are required to the lease expiration date, which is July 31, 2019.

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

Any significant downward pressure on the price of our common stock as the shareholders sell their shares of the our common stock could encourage short sales by the selling shareholders or others. Any such sales could place further downward pressure on the price of our common stock.

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol NRBT.PK. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to the common stock on a quarterly basis for the periods indicated as quoted by OTC Markets Group Inc.-OTC Pink. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

2018 FiscalYear	High Bid	Low Bid
Fourth Quarter	$.052	$.052
Third Quarter	$0.1469	$0.14
Second Quarter	$.03	$.03
First Quarter	$.17	$.17

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31 2018 and to date of this Annual Report, we have not issued any shares of our common stock or preferred stock.

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

For the Years Ended December 31,	2018	2017

Revenue	$2,919,868	$4,813,630

Cost of sales	1,852,067	2,109,028
Gross Profit	1,067,801	2,704,601

Expenses
Compensation	413,771	842,608
Occupancy costs	68,349	71,102
Travel	68,087	71,471
Professional fees	264,642	76,595
Communication	10,467	9,970
Office and general	133,382	98,206

Total operating expenses	958,698	1,169,953

Income (loss) before other income	109,103	1,534,649

Other income
Foreign exchange gain	73,038	18,118
Recovery of scientific research and development expenditures	-	61,469
Loss on settlement of debt	-0-	0)
Total Other Income	73,038	79,587
Net Income (loss) before taxes	182,142	1,614,236

Provision for Income Taxes (loss)
Current	(81,948)	(372,691)
Deferred	6,324	(27,408)
Net Income (Loss)	106,518	1,214,136
Other comprehensive income (loss)
Foreign Exchange adjustment	(125,379)	(50,151)

Comprehensive Income (Loss)	(18,861)	1,163,985

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue. We generated revenue during the year ended December 31, 2018 in the amount of $2,919,868 compared to $4,813,630 generated during the year period ended December 31, 2017. Overall, revenue decreased primarily due to less seat frame machine sales to Adient and Constellium and less prototype parts being sold to Adient /JCI during 2018 compared to 2017. Major components of the revenue mix for change from December 31, 2017 to December 31, 2018 are as follows:

1.	Prototypes Parts - decreased $943,658 for prototypes for Adient/JCI projects.

2.	Spare Parts and Services - decreased $77,254. for parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.	Retrofit Systems - decreased $262,140. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical, electrical, hydraulic and pneumatics as required. We then replace worn parts on old benders overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System - decrease of $555,097. as three machines were sold during fiscal year 2018 as compared to 2017 at a lower price.

5.	Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the year ended December 31, 2018, cost of sales was $1,852,067 compared to $2,109,028 during the year ended December 31, 2017. The decrease in cost of sales during fiscal year 2018 is associated with the decrease in scale of manufacturing operations related to the sale of seat frame systems year over year. Our product margin decreased considerably as the prototype and retrofit systems sold in 2018 decreased by $1,025,000 for which the customer bears the majority of the costs associated with projects of this nature.

Gross Profit. Thus, based on the above, our gross profit decreased to $1,067,801 for the year ended December 31, 2018 from $2,704,601 during the year ended December 31, 2017.

Operating expenses: During the year ended December 31, 2018, we incurred operating expenses in the amount of $958,698 compared to operating expenses incurred during the year ended December 31, 2017 of $1,169,954. Operating expenses include: (i) compensation of $413,771 (2017: $842,608); (ii) occupancy costs of $68,349 (2017: $71,102); (iii) travel of $68,087 (2017: $71,471); (iv) professional fees of $264,642 (2017: $76,596); (v) communication of $10,467 (2017: $9,970); and (vi) office and general of $133,382 (2017: 98,206). Compensation decreased by $428,837 during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to less manufacturing work completed and a great portion of labor being absorbed in the professional function. Professional fees increased by $188,046 during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to consulting charges. Travel expenses decreased by $3,384. during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to the decrease in travel as we had less installations and travel to new customers. Office and general expenses increased by $35,176 during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to program licences, office expenses, software licenses. Both occupancy costs decreased by $2,753.

Foreign exchange: The continued strengthened Canadian dollar in 2018 against the United States dollar resulted during fiscal year 2018 in a realized foreign exchange gain of $73,038 compared to a gain of $18,118 in 2017 in denominations transacted and settled in foreign currencies, primarily being sales to the United States (USD) from which the monies are being converted and used to satisfy Canadian dollar operational requirements. During the course of 2018, the Canadian dollar fluctuated as follows: March – 1.2894 June – 1.31687 Sept. – 1.2945 and Dec. -1.3642.

Recovery of Scientific Research and Development Expenditures: During the year ended December 31, 2018, we recognized $0 (2017: $61,469) in recovery of scientific research and development expenditures.

Loss on Settlement of Debt. During the year ended December 31, 2018, we incurred a loss on settlement of debt of $-0- compared to a loss on settlement of debt of $0 during the year ended December 31, 2017,

Net Income (loss) before income taxes. Thus, this resulted in net income before income taxes of $182,142 during fiscal year ended December 31, 2018 compared to net incomes before taxes of $1,614,235 during fiscal year ended December 31, 2017.

Provision for Income Taxes. During fiscal year December 31, 2018, we recorded ($81,948) in current and $6,324 in deferred income taxes compared to ($372,691) and ($27,408) - recorded during fiscal year December 31, 2017.

Net Income (loss). Thus, this resulted in net income of $106,518 during fiscal year ended December 31, 2018 compared to net income of $1,214,136 during fiscal year ended December 31, 2017.

Other Comprehensive income (loss). During fiscal year ended December 31, 2018, our unrealized foreign exchange adjustment was $(125,379) compared to fiscal year ended December 31, 2017 of an unrealized foreign exchange adjustment of $(50,151).

Comprehensive income (loss). Thus, this resulted in comprehensive loss of $(18,861) $0.00 per share for fiscal year ended December 31, 2018 compared to a comprehensive income of $1,163,98 or $.02 per share for fiscal year ended December 31, 2017. The weighted average number of shares outstanding was 54,296,541 for fiscal year ended December 31, 2018 and 54,296,541 shares for December 31, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2017

As at fiscal year ended December 31, 2018, our current assets were $2,356,735 and our current liabilities were $1,084,951 which resulted in a working capital surplus of $1,271,784. As of the fiscal year ended December 31, 2018, current assets were comprised of: (i) $1,309,052 in cash; (ii) $499,842 in accounts receivable, net; (iii) $422,111 in inventory; (iv) $67,153 in sales taxes recoverable; (v) $9,673 in security deposits; and (vi) $48,904 in prepaid expense.

As of the fiscal year ended December 31, 2018, our total assets were $2,451,133 comprised of: (i) current assets of $2,356,735; and (ii) fixed assets, net of depreciation of $94,398. The decrease in total assets during fiscal year ended December 31, 2018 from fiscal year ended December 31, 2017 was primarily due to a decrease in cash of $396,754 and in inventory of $269,626.

As at fiscal year ended December 31, 2018, current liabilities were comprised of: (i) $97,762 in accounts payable and accrued expenses; (ii) $587,277 in customer deposits; (iii) $27,222 in warranty provision; (iv) 372,691 in income taxes payable.

As of December 31, 2018, our total liabilities were $1,106,035 comprised of: (i) $1,084,951 in current liabilities; and (ii) $21,084 in deferred income taxes. The decrease in liabilities during fiscal year ended December 31, 2018 from fiscal year ended December 31, 2017 was primarily due to the decrease in customer deposits of $240,907and in accounts payable of $251,547.

Stockholders’ equity decreased from $1,363,960 for fiscal year ended December 31, 2017 to $1,345,099 for fiscal year ended December 31, 2018.

Cash Flows from Operating Activities

We have typically generated positive cash flows from operating activities. For fiscal year ended December 31, 2018, net cash flows provided by operating activities was $(265,814) compared to $1,409,232 for fiscal year ended December 31, 2017. Net cash flows provided by operating activities consisted primarily of net gain of $106,518 (2017: $1,214,136), which was partially adjusted by $28,004 (2017: $26,289) in depreciation, 2018 - $0 - (2017: $0) loss on settlement of debt. The increase in depreciation expense is due to the increased plant production in 2018 resulting in a greater amount capitalized as a product cost in 2017. Net cash flows provided by operating activities was further changed by: (i) an increase of $117,654 (2016:89,780)) in accounts receivable; (ii) an decrease of $269,626 (2017: 798,218) in inventory; (iii) an increase of $38,003 (2017: 224) in pre-paid expenses; (iv) a decrease of $844 (2017:( ($690)) in security deposits; (v) an decrease of $251,547 (2017: $8,128) in accounts payable and accrued expenses; (vi) a decrease of $240,907 (2017: $1,007,607) in deferred revenue; (vii) an increase of $8,693 (2017: $9,644) in warranty payable; and (viii) a decrease of $25,064 (2017: ($423,710) in taxes recoverable.

Cash Flows from Investing Activities

We used cash of $-0- in investing activities during fiscal year ended December 31, 2018. We used cash of $5,335 in investing activities during fiscal year ended December 31, 2017 in purchase of fixed assets.

Cash Flows From Financing Activities

We used cash of $14,718 in financing activities during fiscal year ended December 31, 2018, which consisted of payment of obligation under capital lease. During fiscal year ended December 31, 2017, cash used in financing activities was $107,483, which consisted of settlement payment to Berardino Paolucci.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal year ended December 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations. No debt/equity has been issued historically.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, Toyota Boshoku, Adient and Constellium, are consistently submitting new projects. We had $488,715. of project work in process at the end of December 31, 2018 with a total contract value of approximately $824,510. We have received committed future orders of over $89,410, which are anticipated to be completed during the first half of 2019. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

We have no reportable material commitments for fiscal year ended December 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluated the following recent accounting updates and are evaluating the potential impact upon adoption. Please see reference to the Note 2 of the Financial statements later in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Novus Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novus Robotics, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2015.

Spokane, Washington

April 12, 2019

NOVUS ROBOTICS INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash	$1,309,052	$1,705,806
Accounts receivable, net	499,842	382,187
Inventory	422,111	691,737
Sales tax recoverable	67,153	42,089
Security deposits	9,673	10,518
Prepaid expense	48,904	10,901
Total current assets	2,356,735	2,843,238

Fixed assets
Fixed assets, net of deprecation	94,398	131,561
Total assets	$2,451,133	$2,974,799

LIABILIITIES
Current liabilities
Accounts payable and accrued expenses	$97,762	$349,309
Customer deposits	587,277	828,184
Warranty provision	27,222	18,529
Income taxes payable	372,691	372,691
Obligation under capital lease	-	14,718
Total current liabilities	1,084,951	1,583,431

Deferred income taxes	21,084	27,408
Total liabilities	1,111,157	1,610,839

COMMITMENTS AND CONTINGENCIES - Note 6	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2017 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2017- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(510,687)	(385,308)
Retained earnings	1,742,136	1,635,618
Total stockholders’ equity	1,345,099	1,363,960

Total liabilities and stockholders’ equity	$2,451,133	$2,974,799

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Earnings and Comprehensive Income

For the year ended December 31,	2018	2017

Revenue	$2,919,868	$4,813,630
Cost of sales	1,852,067	2,109,028
Gross Profit	1,067,801	2,704,601

Expenses
Compensation	413,771	842,608
Occupancy costs	68,349	71,102
Travel	68,087	71,471
Professional fees	264,642	76,596
Communication	10,467	9,970
Office and general	133,382	98,206
Total operating expenses	958,698	1,169,954

Income before other income and income taxes	109,103	1,534,648

Other income (expense)
Foreign exchange gain (loss)	73,038	18,118
Recovery of scientific research and development expenditures	-	61,469
Total other income (expense)	73,038	79,587

Net income before income taxes	182,142	1,614,235

Provision for income taxes current	(81,948)	(372,691)
deferred	6,324	(27,408)

Net income	106,518	1,214,136

Other comprehensive income (loss)
Foreign exchange adjustment	(125,379)	(50,151)

Comprehensive Income (loss)	$(18,861)	$1,163,985

Basic loss per share	$0.00	$0.02
Diluted income per share	$0.00	$0.02

Weighted average number of shares outstanding - basic	54,296,541	54,296,541
Weighted average number of shares outstanding - diluted	54,296,541	54,296,541

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2018 and 2017

	Preferred Stock		Preferred Stock				Additional	Retained	Accumulated Other
	Series A		Series B		Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance, December 31, 2016	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$421,482	$(335,157)	$199,975
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(50,151)	(50,151)
Net income	-	-	-	-	-	-	-	1,214,136	$-	1,214,136
Balance, December 31, 2017	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$1,635,618	$(385,308)	$1,363,960
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(125,379)	(125,379)
Net income	-	-	-	-	-	-	-	106,518	-	106,518
Balance, December 31, 2018	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$1,742,136	$(510,687)	1,345,099

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Consolidated Statements of Cash Flows

For The Year Ended December 31,	2018	2017

Cash flow from operating activities
Net income	$106,518	$1,214,136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,004	26,289
Deferred income taxes	(6,324)	27,408
	128,198	1,267,833
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(117,654)	(89,780)
Decrease (increase) in inventory	269,626	798,218
Decrease (increase) in prepaid expenses	(38,003)	(224)
Decrease (increase) in security deposits	844	(690)
Increase (decrease) in accounts payable and accrued expense	(251,547)	8,128
Increase (decrease) in customer deposits	(240,907)	(1,007,607)
Increase (decrease) in warranty payable	8,693	9,644
Increase (decrease) in taxes recoverable/payable	(25,064)	423,710
Net cash provided by (used in) operating activities	(265,814)	1,409,232

Cash Flow from investing activity
Purchase of fixed assets	-	(5,335)
Net cash used in investing activity	-	(5,335)

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	(14,718)	(7,483)
Repayment of notes payable	-	(100,000)
Net cash used in financing activity	(14,718)	(107,483)

Effect of foreign exchange rate on changes in cash	(116,222)	5,643

Increase in cash	(396,754)	1,302,057

Cash, beginning of period	1,705,806	479,380

Cash, end of period	$1,309,052	$1,781,437

Supplemental Disclosure of cash flow information
Cash paid during the period for:
Interest	$379	$-
Tax Paid	$75,624	$-

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2018

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

The consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with General Accepted Accounting Principles in the United States (“U.S. GAAP”), have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below. The consolidated financial information should be read in conjunction with the Company’s latest annual report on Form 10-K.

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

December 31, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 31, 2018, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2018

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of December 31,2018, the Company had $Nil (2017 - $23,243) of factored receivables. Finance charges associated with the sale of factored receivable for the year ended December 31, 2018 were $12,967 (2017 - $14,017) and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2018, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at December 31, 2018 was comprised of work-in-progress. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Fixed Assets

Fixed assets are stated at cost. Depreciation is recorded on a declining basis reflective of the useful lives of the assets. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

Estimated
Useful Life

Office equipment	5 years
Computer equipment	5 years
Delivery trucks	5 years
Shop and Machinery equipment	5 to 10 years

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2018

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

December 31, 2018

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

Accordingly, the Company recognizes specific components of revenue as described below:

1.

Spare parts – Performance obligation to deliver “X” parts are recognized over time as products are made/shipped. Typically thee is not a large volume of parts (recently), thus contract price allocated to performance obligations (ratable parts) as shipped.

2.	Service – “Right to invoice” practical expedient pursuant to 606-10-55-18, billed at hourly rates plus parts.
3.	Seat systems and tooling – Performance obligation to deliver system. Recognition of revenue at a point in time, given recognition over time criteria not met pursuant to 606-10-25-24. Final transfer of control passed to customer upon installation, training, and final acceptance. Progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble and then ship to our various customers. As of December 31, 2018 and December 31, 2017 customer deposits were $587,277 and $828,184 respectively.

The Liability in our Customer Deferred Revenue account at the end of 2018 was $587,277. This amount will be allocated as performance obligations will be satisfied in 2019. In our adoption of ASC 606, we use the Modified Retrospective Method and going back we find no material impact on our Retained Earnings.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of December 31, 2018 and December 31, 2017, warranty liability was $27,222 and $18,529. The company does not offer its customers the option to purchase a warranty separately, thus warranties are accounted for under ASC 460.

Contracts

We had $828,216 of project work in process at the end of December 31, 2017 with a total contract value of approximately $2,123,990. We have received committed future order of over $230,268, which are anticipated to be completed during the first half of 2018. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling. In 2018, we recognized all of the contracts that we initiated in 2017 totaling $2,354,990.

We had $488,715. Of project work in process at the end of December 31, 2018 with a total contract value of approximately $824,510. We have received committed future orders of over $89,410 which are anticipated to be completed during the first half of 2019, which will be allocated to performance obligations as they are completed.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. No dilutive instruments were outstanding as of December 31, 2018 or December 31, 2017

Comprehensive Income

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2018

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company evaluated the following recent accounting updates and are evaluating the potential impact upon adoption:

● ASU 2016-01 related to lease recognition and classification

● ASU 2018-07 related to equity compensation

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,	December 31,
	2018	2017
Office equipment	$8,529	$9,274
Computer equipment	278,928	303,278
Delivery trucks	20,159	21,919
Shop and machinery equipment	371,311	403,727
Equipment under capital lease	46,405	50,456
Accumulated depreciation	(630,935)	(657,094)
Total fixed assets	$94,398	$131,561

Depreciation expense for the year ended December 31, 2018 was $28,004 (2017 - $26,289).

4.	COMMON AND PREFERRED STOCK

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

NOVUS ROBOTICS INC.

Notes to Consolidated Financial Statements

December 31, 2018

5.	INCOME TAXES

The Company’s primary area of operations is Canada where the statutory Federal corporate income tax rate is 26.5% (2017 – 26.5%). The following table is a reconciliation between the effective tax rate from continuing operations and the Canadian statutory tax rate.

	2018	2017

Income tax expense at federal statutory rate	$48,268	$427,773
Permanent differences and other	1,264	6,084
Change in valuation allowance	32,417	(61,166)
Income tax expense (recovery)	$81,948	$372,691

The nature and tax effect of the temporary differences giving rise to deferred income tax assets are summarized as follows:

	2018	2017
Deferred tax liability - fixed assets	$21,084	$27,408

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company applies the provisions of the ASC 740 “Income Taxes”. ASC 740-10 prescribes a recognition threshold and a measurement attributed for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. D&R Technology Inc. is currently in the process of having its January 31, 2016 tax return examined. The Company believes that its tax positions and deductions would be sustained on audit and does not anticipate any in a material change to its consolidated financial position. To the extent possible, any estimated exposure has accrued and included in the taxes payable account. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at December 31, 2018 and 2017.

The parent entity (Novus) has not filed its US returns since December 31, 2011 and all open tax years are still subject to IRS examination. The Canadian subsidiaries are generally open to Canada Revenue Agency (CRA) examination for a time frame equal to three years from the date of assessment. Currently, tax years ending January 31, 2016 to January 31, 2018 are subject to Canadian government review.

6.	RELATED PARTY TRANSACTION

Novus paid to a company owned by the President consulting fees in the amount of $264,620 - US$193,992. (2017 - $Nil). The consulting fees were agreed upon after discussion between Novus and Mr. Paolucci.

7.	OBLIGATION UNDER CAPITAL LEASE

The Company entered into a lease to purchase equipment in November of 2015. An initial payment of $16,900 was made with balance of the lease to be satisfied in 36 equal monthly payment of approximately $820. The interest rate related to the lease obligation 14% with a maturity date of November 2018 at which time the option was exercised to purchase the equipment for $4,600.

8.	LEASES AND OTHER COMMITMENTS

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately CDN$8,400 US$6,300 per month. Total minimum lease payments of CDN$58,800- US$45,382 are required to the lease expiration date on July 31, 2019.

The Company settled a lawsuit launched by the BSA Business Software Alliance, Inc. for alleged software infringements and use in the amount of $21,915 in September 2018.

Novus has entered into purchase agreements to acquire two pre-construction rental properties totaling US$ 574,758. Deposits in the amount of US$43,986 have been paid and included in prepaid expenses. Closings on these properties are scheduled between November of 2019 and March 2020. The plan is to use these as income producing rental properties.

Disclosure of Concentrations

During the years ending December 31, 2018 and December 31, 2017, 87% of revenue and 72% of AR was concentrated on 3 customers and 93.7% of revenue and 86% of AR was concentrated on 2 customers respectively.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

Subsequent Events

The Company has evaluated all events subsequent to December 31, 2018 through date of filing, noting nothing is required for disclosure.

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

The report of Fruci on our financial statements for fiscal year ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles. During our last fiscal year ended December 31, 2017, there were no disagreements between us and Fruci, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Fruci, would have caused Fruci to make reference thereto in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors during fiscal year ended December 31, 2018 and to current date. Our directors hold office for one-year terms or until their successors have been elected and qualified.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons filed their respective reports late but subsequently complied with all applicable filing requirements during the fiscal year ended December 31, 2018.

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

Audit Committee Financial Expert . Our board of directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

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

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended December 31, 2018 and 2017, our officers and directors earn certain salaries. Mr. Paolucci earned $-0- in 2018 and $167,200 -2017 and Mr. Karanovic each earn an annual salary of $167,200 and Ms. Carey earns an annual salary of $48,500 and 47,800 respectively. Mr. Paolucci received $264,420. In consulting fees in 2018.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers by any person for all services rendered in all capacities for the fiscal year ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Berardino Paolucci	2018	$0	$-0-					$264,420	$264,420
(Chief Executive Officer, President,Treasurer/Chief Financial Officer and Director)	2017	$166,000	$-0-						$166,000

DIRECTOR COMPENSATION

We do currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

Name	Salary	Position

Berardino Paolucci (1)	$6,000	Chairman of the Board, Director

Drasko Karanovic (2)	$6,000	Director

Beth Carey (3)	$6,000	Director

(1) During fiscal years ended December 31, 2018 and December 31, 2017, Mr. Paolucci earned an executive salary of $0 and $166,000, respectively, which is more fully discussed above in the Summary Compensation Table. He is paid $5,085 weekly to his controlled entity as a consultant.

(2) Mr. Karanovic earned a salary related to employment services of $166,700 and $166,700 during fiscal years ended December 31, 2018 and December 31, 2017, respectively.

(3) Ms. Carey earned a salary related to employment services of $48,800 and $47,500 during fiscal years ended December 31, 2018 and December 31, 2017, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 29, 2019 regarding the beneficial ownership of our common stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 54,296,641 shares of common stock and 1,000,000 shares of Series B preferred stock issued and outstanding as of March 29, 2019.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Berardino Paolucci	Common	25,094,400	(1)	46.2%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Drasko Karanovic	Common	25,047,200	(1)	46.1%
7669 Kimbal Street	Preferred	500,000		50%
Mississauga, Ontario Canada L5S 1A7

Beth Carey 7669	Common	4		0%
Kimbal Street Mississauga, Ontario	Preferred	-0-		0%
Canada L5S 1A7

All executive officers and	Common	50,141,604		92.3%
directors as a group (3 person)	Preferred	1,000,000		100%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.

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

During fiscal year ended December 31, 2018 and December 31, 2017, our officers and directors earned certain salaries. Mr. Paolucci earned an executive salary of $-0 and $167,200 during fiscal years ended December 31, 2018 and December 31, 2017, respective. Mr. Karanovic earned a salary related to employment services of $166,700 and $166,700 during fiscal years ended December 31, 2018 and December 31, 2017, respectively. And Ms. Carey earned a salary related to employment services of $48,800 and $48,800 during fiscal years ended December 31, 2018 and December 31, 2017, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2018	2017
Audit fees	$37,820	$37,820
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

No Audit Committee has been established yet and all fees are approved by the board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Form 8-K.

Exhibit Number	Description

3. 1*	Articles of Incorporation of Ecoland International Inc. and all amendments thereto incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007 and the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2012.

3.2*	Bylaws of Ecoland International Inc. incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 on February 1, 2007

10.1*	Share Exchange Agreement between Ecoland International Inc. and D&R Technologies Inc

10.2*	Lease Agreement between STENVI STEEL CO. LTD. (The Landlord) and D & R TECHNOLOGY INC. (The Tenant) incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on August 20, 2012.

10.3*	Lease between Stenvi Steel Co. Ltd and D&R Technology Inc. dated March 10, 2010 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.4*	Stock Purchase Agreement among D&R Technology, Inc. and certain selling shareholders of Ecoland International Inc. dated November 7, 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.5*	Rescission Agreement among D&R Technology Inc. and certain shareholders of Ecoland International Inc. dated January 27, 2012 2011 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.6*	Convertible Promissory Note between Ecoland International Inc. and Stephen Treanor dated December 15, 2006 incorporated herewith as filed with the Securities and Exchange Commission as an exhibit to the SB-2 Registration Statement on April 18, 2007.

10.7*	Convertible Promissory Note between Ecoland International Inc. and Raymond Russell dated December 15, 2006 incorporated herewith as filed with the Securities and Exchange Commission as an exhibit to the S-1 Registration Statement on April 18, 2007.

10.8*	Convertible Promissory Note between Ecoland International Inc. and Donna Boyle dated April 15, 2008 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.9*	Purchase Order 013863 dated March 6, 2012 from Broshco Fab Products incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.10*	Purchase Order 39066968 dated September 14, 2011 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.11*	Purchase Order 39073789 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.12*	Purchase Order 39074711 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.13*	Purchase Order 39079925 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.14*	Purchase Order 39082436 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.15*	Purchase Order 39083371 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.16*	Purchase Order 39083718 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.17*	Purchase Order 4006857 from Manufacturers Industrial Group incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.18*	Settlement Agreement between Ecoland International Inc. and Stephen Treanor dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.19*	Settlement Agreement between Ecoland International Inc. and Raymond Russell dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.20*	Settlement Agreement between Ecoland International Inc. and Donna Boyle dated December 15, 2009 incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on October 11, 2012.

10.21*	Purchase Order 39076849 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.22*	Purchase Order 39064982 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.23*	Purchase Order 39043224 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.24*	Purchase Order 39061937 from Johnson Controls incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012 as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.25*	Assignment Agreement dated January 2, 2013 between Stephen Treanor and Berardino Paolucci as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.26*	Assignment Agreement dated January 2, 2013 between Raymond Russell and Berardino Paolucci as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.27*	Assignment Agreement dated January 2, 2013 between Donna Boyle and Berardino Paolucci.

10.28*	Purchase Order 39099733 Rev. 2 dated February 5, 2013 from Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on February 8, 2013.

10.29*	Purchase Order 50382 dated November 15, 2011 with PWO Canada Inc. as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.30*	Purchase Order 182366 dated November 23, 2011 Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.31*	Purchase Order 182367 Dated November 28, 2011 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.32*	Purchase Order 40863 dated February 4, 2012 with Toyota Boshuku as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

10.33	Purchase Order 21052074 dated March 12, 2012 with Johnson Controls as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K on March 20, 2013.

21*	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated herein by reference to our registration statement on Form SB-2 and to our previous reports on Forms 10-K, 10-Q and 8-K, respectively

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2018.

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

Name	Title	Date

/s/ Berardino Paolucci	Director, Chief Executive Officer/Chief Financial Officer	April 12, 2019
Berardino Paolucci

/s/ Drasko Karanovic	Director	April 12, 2019
Drasko Karanovic

/s/ H. Beth Carey	Director	April 12, 2019
H. Beth Carey

