Form 10-Q
period 2019-03-31
Novus Robotics Inc.
filed 2019-05-17
CIK 1388180

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53006

Novus Robotics Inc.

(Name of small business issuer in its charter)

Nevada	20-3061959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7669 Kimbel Street

Mississauga, Ontario

Canada L5S 1A7

(Address of principal executive offices)

(905) 672-7669

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changes since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None	None

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NOVUS ROBOTICS INC.

Interim Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,477,480	$1,309,052
Amounts receivable, net	308,431	499,842
Inventory	8,467	422,111
Sales tax recoverable	56,458	67,153
Security deposits	9,883	9,673
Prepaid expense	73,491	48,904
Total current assets	1,934,210	2,356,735

Fixed assets
Fixed assets, net of deprecation	103,590	94,398
Total assets	$2,037,800	$2,451,133

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$149,543	$97,762
Customer deposits	14,943	587,276
Warranty provision	40,949	27,222
Income taxes payable	372,691	372,691
Obligation under capital lease	-	-
Total current liabilities	578,126	1,084,951

Deferred income taxes	21,084	21,084
Total liabilities	599,210	1,106,035

COMMITMENTS AND CONTINGENCIES - Note 8	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock 50,000,000 shares authorized with a par value of $0.001; Series A - 100 designated, none outstanding	-	-
Series B - 49,999,900 designated, 1,000,000 issued and outstanding (December 31, 2018 - 1,000,000)	1,000	1,000
Common Stock 500,000,000 shares authorized with a par value of $0.001, 54,296,641 issued and outstanding (December 31, 2018- 54,296,641 common shares)	54,296	54,296
Additional paid in capital	58,354	58,354
Accumulated other comprehensive loss	(465,264)	(510,687)
Retained earnings	1,790,204	1,742,136
Total stockholders’ equity	1,438,590	1,345,099

Total liabilities and stockholders’ equity	$2,037,800	$2,451,133

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

For the Three Months Ended March 31,	2019	2018

Revenue	$879,053	$521,298
Cost of sales	486,753	241,393
Gross Profit	392,300	279,905

Expenses
Compensation	115,280	56,955
Occupancy costs	17,938	18,598
Travel	18,089	14,280
Professional fees	174,055	50,353
Communication	2,574	2,222
Office and general	13,903	19,753
Total operating expenses	341,839	162,161

Income before other income and income taxes	50,461	117,744

Other income (expense)
Foreign exchange gain	6,018	21,303

Net income before income taxes	56,480	139,047

Provision for income taxes	(8,410)	(36,848)

Net income	48,069	102,199

Other comprehensive income (loss)
Foreign exchange adjustment	45,423	(15,548)

Comprehensive Income (loss)	$93,492	$86,651

Basic loss per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00

Weighted average number of shares outstanding - basic	54,296,541	54,296,541
Weighted average number of shares outstanding - diluted	54,296,541	54,296,541

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Cash Flows

Unaudited

For The Three Months Ended March 31,	2019	2018

Cash flow from operating activities
Net income	$48,069	$102,199
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,480	7,181
	57,549	109,380
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	191,410	210,701
Decrease (increase) in inventory	413,644	(448,310)
Decrease (increase) in prepaid expenses	(24,588)	9,552
Decrease (increase) in security deposits	(210)	279
Increase (decrease) in accounts payable and accrued expense	51,781	(50,265)
Increase (decrease) in customer deposits	(572,333)	(169,136)
Increase (decrease) in warranty payable	13,727	(4,111)
Increase (decrease) in taxes recoverable/payable	10,696	6,550
Net cash provided by (used in) operating activities	141,677	(335,360)

Cash Flow from investing activity
Purchase of fixed assets	(16,582)	-
Net cash used in investing activity	(16,582)	-

Cash Flow from Financing activity
Obligation under capital lease, net of repayments	-	(2,359)
Net cash used in financing activity	-	(2,359)

Effect of foreign exchange rate on changes in cash	43,333	(12,207)

Change in cash	168,428	(349,926)

Cash, beginning of period	1,309,052	1,705,806

Cash, end of period	$1,477,480	$1,355,880

The accompanying notes are an integral part of these consolidated financial statements

NOVUS ROBOTICS INC.

Interim Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2018 and 2017

(Unaudited)

									Accumulated
	Preferred Stock		Preferred Stock				Additional		Other
	Series A		Series B		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2017	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$1,635,618	$(385,308)	$1,363,960
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(15,548)	-15,548
Net income for the period	-	-	-	-	-	-	-	102,199	-	102,199
Balance, March 31, 2018	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354	$1,737,817	$(400,856)	$1,450,611
Effect of foreign exchange rates	-	-	-	-	-	-	-	-	(109,831)	-109,831
Net income for the period	-	-	-	-	-	-	-	4,319	-	4,319
Balance, December 31, 2018	-	$-	$1,000,000	$1,000	$54,296,641	$54,296	$58,354	$1,742,136	$(510,687)	$1,345,099
Effect of foreign exchange rates	-	$-	-	-	-	-	-	-	45,423	45,423
Net income for the period	-	$-	-	-	-	-	-	48,068	-	48,068
Balance, March 31, 2019	-	$-	1,000,000	$1,000	54,296,641	$54,296	$58,354.00	$1,790,204	$(465,264)	$1,438,590

The accompanying notes are an integral part of these interim consolidated financial statements

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2019

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

The interim consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with General Accepted Accounting Principles in the United States (“U.S. GAAP”), have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below. The interim consolidated financial information should be read in conjunction with the Company’s latest quarterly report on Form 10-Q.

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

March 31, 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. At March 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 31, 2019, the Company’s accounts are insured for $100,000 CDN by Canadian Deposit Insurance Corporation for Canadian bank deposits and are insured for $250,000 by FDIC for US bank deposits.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Factoring Agreement and Accounts Receivable

The Company has a financing agreement that included a non-recourse factoring arrangement that provides nonrecourse factoring on the Company’s receivable from its primary customer Johnson Controls, Inc. to assist in its operational cash flow requirements. The factor is based on credit approved orders, assumes the accounts receivable risk of the Company’s customer in the event of insolvency or non-payment. The Company assumes the risk on accounts receivable not factored to which is shown as accounts receivable on the accompanying balance sheets. As of March 31,2019 and December 31, 2018, the Company had no factored receivables. Finance charges associated with the sale of factored receivable for the quarter ended March 31, 2019 and March 31, 2018 were $Nil and $1,268 and are included in office and general expense.

Allowance for Doubtful Accounts

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of March 31, 2019, the Company has not deemed any accounts uncollectible.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost of work in progress and finished goods includes raw materials, direct labor and indirect manufacturing costs. The Company’s inventory balance at December 31, 2018 was comprised of work-in-progress. The company’s inventory balance at March 31, 2019 was comprised of direct labor and raw materials. This policy requires D&R to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Fixed Assets

Fixed assets are stated at cost. Depreciation is recorded on a declining basis reflective of the useful lives of the assets . Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income.

Estimated
Useful Life

Office equipment	5 years
Computer equipment	5 years
Delivery trucks	5 years
Shop and Machinery equipment	5 to 10 years

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2019

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

March 31, 2019

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, Novus applies the following methodology to recognize revenue:

i.	Identify the contract with a customer.

ii.	Identify the performance obligations in the contract.

iii.	Determine the transaction price.

iv.	Allocate the transaction price to the performance obligations in the contract.

v.	Recognize revenue when (or as) the entity satisfies a performance obligation.

Accordingly, the Company recognizes specific components of revenue as described below:

1.	Seat Frames and tooling – Performance obligation to deliver system. Recognition of revenue at a point in time, given recognition over time criteria not met pursuant to 606-10-25-24. Final transfer of control passed to customer upon installation, training, and final acceptance. Progress invoicing to the customer are recorded as deferred revenue. When the projects are installed and accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the project. Systems generally take 20-28 weeks to design, manufacture, assemble, and then ship to our various customers. As of March 31, 2019 and December 31, 2018 customer deposits were $14,943 and $587,276 respectively.

2.	Spare parts – Performance obligation to deliver “x” parts. recognized over time, as products are made/shipped. Typically, there is not a large volume of parts (recently), thus contract price allocated to performance obligations (ratable parts) as shipped.

3.	Service – “Right to invoice” practical expedient pursuant to 606-10-55-18, billed at hourly rates plus parts.

Disclosure of Changes in Contract Assets/Liabilities

Accounts Receivables for March 31, 2019 and December 31, 2018 were $308,431 and $499,842. Payments were received and final progress invoicing was done for Machine #4. Customer deposit decreased as Revenue for the System 4 was recognized upon installation - March 31, 2019 $14,943 vs December 31, 2018 $587,276. All liabilities for the system were also recognized from Inventory – March 31, 2019 $8,467 from December 31, 2018 $422,111. All performance obligations were satisfied with the Customer.

We have one contract as of March 31, 2019 in the amount of US$42,693. The performance obligation will be completed by June 2019.

D&R provides standard warranties for its product from the date of shipment. Estimated warranty obligations are recorded at the time of sale. Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of March 31, 2019 and December 31, 2018, warranty liability was $40,949 and $27,222.

Earnings per Common Share

Net income per share is provided in accordance with ASC 260-10, “Earnings per Share”. We present basic income per share (“EPS”) and diluted EPS the face of the statement of operations. Basic EPS is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-diluted to income from continuing operations, diluted earnings per share would be computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Income per common share has been computed using the weighted average number of common shares outstanding during the year. No dilutive instruments were outstanding as of March 31, 2019 or December 31, 2018.

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	March 31, 2019	December 31, 2018
Office equipment	$8,714	$8,529
Computer equipment	284,977	278,928
Delivery trucks	20,596	20,159
Shop and machinery equipment	443,358	371,311
Equipment under capital lease	-	46,405
Accumulated depreciation	(654,056)	(630,935)
Total fixed assets	$103,590	$94,397

Depreciation expense for the period ended March 31, 2019 was $9,480 (2018 - $7,181).

4.	COMMON AND PREFERRED STOCK

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

NOVUS ROBOTICS INC.

Notes to Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

5.	INCOME TAXES

The Company applies the provisions of the ASC 740 “Income Taxes”. ASC 740-10 prescribes a recognition threshold and a measurement attributed for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. D&R Technologies Inc. is currently in the process of having its January 31, 2016 tax return examined. The Company believes that its tax positions and deductions would be sustained on audit and does not anticipate any in a material change to its consolidated financial position. To the extent possible, any estimated exposure has accrued and included in the taxes payable account. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at March 31, 2019 or for the year ended December 31, 2018.

The parent entity (Novus) has not filed its US returns since December 31, 2011 and all open tax years are still subject to IRS examination. The Canadian subsidiaries are generally open to Canada Revenue Agency (“CRA”) examination for a time frame equal to three years from the date of assessment. Currently, tax years ending January 31,2016 to January 31,2019 are subject to Canadian government review

6.	RELATED PARTY TRANSACTION

Novus paid to a company owned by the President consulting fees in the amount of $154,000 (2018 - $46,309). The consulting fees were agreed upon after discussion between Novus and Mr. Paolucci.

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

The Company leases premises totaling 18,000 square feet with monthly lease payments of approximately $6,300. Total minimum lease payments of $25,200 are required to the lease expiration date on July 31, 2019.

The Company implemented ASC 842 as of January 1, 2019, utilizing the transition relief guidance under the ASC 840 Comparatives option. The net present value of the remaining minimum lease payments were recorded utilizing a 5% discount rate and based on the previously-disclosed minimum payments through July 2019. Novus has reflected these remaining lease payments in prepaid expenses and accounts payable and accrued expenses accordingly in the amount of $24,735 respectively.

Novus has entered into purchase agreements to acquire two pre-construction rental properties totaling $ 574,758. Deposits in the amount of $43,986 have been paid and included in prepaid expenses. Closings on these properties are scheduled between November of 2019 and March 2020.

D&R Technology failed to comply with Section 5 of the Securities Act of 1933 regarding registration of its common shares issued to shareholders of D Mecatronics in connection with its spin-off of D&R Technology in 2011. In management’s opinion, any legal liability with this failure to comply has been deemed remote.

9. SUBSEQUENT EVENTS

All events were evaluated from period end through date of filing, noting nothing is required for disclosure.

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

CURRENT BUSINESS OPERATIONS

We are involved in the area of engineering, design and manufacture of robotics and automation technology solutions for tube bending machines, which management believes will enable us to become a recognized technology pioneer and market leader in the area of engineering. Through our wholly-owned subsidiary, D&R Technology, we will provide state of the art automation technologies through its automated tube bending machines which we design, engineer and build for the automotive industry to solve its customers’ complex automation needs, increase efficiencies and improve manufacturing processes. Serving as a comprehensive engineering partner, we will work with other leading robotic manufacturers to provide the best automation technologies. We will provide automation solutions to a wide spectrum of customers and industries ranging from large Fortune 500 companies to small privately-held businesses. Our automated solutions can be found in manufacturing, assembly and processing lines throughout the United States, Canada, Mexico and South America. D&R Technology, has served the automotive industry for more than fourteen years and is currently applying its service solutions to other markets, such as medical robotics, personal robotic devices and water treatment industry. Management believes that increasing use of robotics in sectors such as food handling and processing, clean technology and energy, as well as pharmaceutical and general consumer goods production, will lead to increased demand for company’s products as manufacturers look to improve the speed, quality and reliability of production through automation. As of the date of this Quarterly Report, we have not generated any revenue from the medical robotics, personal robotic devices, water treatment industry, food handling and processing, clean technology and energy or pharmaceutical and general consumer goods production.

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

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATION

For the Three Months Ended March 31	2019	2018

Revenue	$879,053	$521,298
Cost of sales	486,753	241,392
Gross Profit	392,300	279,905

Expenses
Compensation	115,280	56,955
Occupancy costs	17,938	18,598
Travel	18,089	14,280
Professional fees	174,055	50,353
Communication	2,574	2,222
Office and general	13,903	19,753

Total operating expenses	341,839	162,162

Income (loss) before other income	50,461	117,744
Other (income) and expenses:
Foreign exchange gain (loss)	6,018	21,302
Recovery of scientific and development expenditures	-0-	-0-

Total other income (loss)	6,018	21,302

Net income (loss) before income taxes	56,480	139,047
Provision for income taxes	(8,410)	(36,848)
Net Income (loss)	48,069	102,199
Foreign exchange adjustment	45,423)	(15,548)
Comprehensive Income (loss)	93,492	86,651

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

Three Month Period Ended March 31, 2019 Compared to Three Month Period Ended March 31, 2018.

We generated revenue during the three month period ended March 31, 2019 in the amount of $879,053 compared to $521,298 generated during the three month period ended March 31, 2018 (a increase of $357,755). Major components of the revenue mix for change from March 31, 2019 to March 31, 2018 are as follows:

1.	Prototypes Parts – no projects were initiated in the first quarter of 2019 and 2018.

2.	Spare Parts and Services - decreased $9,617 for parts required by many customers including Adient, Toyota, PWO Kitchener, Van Rob Mexico and Adient Athens to replace worn parts.

3.

Retrofit Systems - decreased $47,239. We assess old machines and recommend that specified work needs to be done on them. This includes all mechanical , electrical, hydraulic and pneumatics as required. We then replace worn parts on old overhauled benders for Adient - Lakewood System C, Adient – Athens, PWO - Kitchener, Adient – Ramos move machines for customers, install additional tooling units on existing benders.

4.	Seat Frame System - increase of $414,611 as one machine was sold during Q1 2019 at a higher price point compared to the single unit sold during Q1 2018.

5.	Medical robotics, personal robotic devices and water treatment industry We have not generated revenue from these sources as yet and will continue to investigate opportunities in these areas to augment its core business.

Cost of sales: During the three month period ended March 31, 2019, cost of sales was $486,753 compared to $241,393 during the three month period ended March 31, 2018 (a increase of $245,360). The change in products sold in the three month period ended March 31, 2019 contributed to an increase in our gross margin over the three month period ended March 31, 2018. Less work for retrofit systems, where the majority of the costs are borne by the customer, did not affect product margins generated on the sale of seat frames during the three month period ended March 31, 2019.

Gross Profit. Thus, based on the above, our gross profit increased to $392,300 during the three month period ended March 31, 2019 from $279,905 during the three month period ended March 31, 2018.

Operating expenses: During the three month period ended March 31, 2019, we incurred operating expenses in the amount of $341,839 compared to operating expenses incurred during the three month period ended March 31, 2018 of $162,161 (a increase of $179,678. Operating expenses include: (i) compensation of $115,280 (2018:$56,955); (ii) occupancy costs of $17,938 (2018: $18,598); (iii) travel of $18,089 (2018: $14,280); (iv) professional fees of $174,055 (2018: $50,353); (v) communication of $2,574 (2018: $2,222); and (vi) office and general of $13,903 (2018: $19,753). In respect of compensation, more labor charges were capitalized to the work in process projects during the three month period ended March 31, 2019 compared to the three month period ended March 31, 2018 due to the timing and completion of specific projects resulting in a increase of $58,325 being charged in 2019. Travel increased by $3,809 as we focused on acquiring new customers and opportunities during the three month period ended March 31, 2019 as compared to the same period in 2018. Professional fees increased by $123,702 in the three month period ended March 31, 2019 as Mr. Paolucci received a bonus . Office and general expenses decreased by $5,850 due to an decrease in administrative expenses during 2019.

Income from Operations. Thus, this resulted in net income before other income or expenses of $50,461 during the three month period ended March 31, 2019 compared to income before other income of $117,744 during the three month period ended March 31, 2018.

Other Income (Expense). During the three month period ended March 31, 2019, we recorded $6,018 in other income as compared to other income of $21,303 recorded in the three month period ended March 31, 2018. The continued fluctuation of the Canadian dollar in 2019 and 2018 against the United States dollar resulted during the three month period ended March 31, 2019 in a foreign exchange gain of $45,423 compared to a foreign exchange loss of ($15,548) during the three month period ended March 31, 2018 on denominations transacted and settled in foreign currencies, primarily being sales to the United States from which the monies are being converted and used to satisfy Canadian dollar operational requirements. We recovered $-0- in expenses associated with recovery of scientific research and development expenditures during the three month period ended March 31, 2019 compared to $-0- recovered during the three month period ended March 31, 2018.

Net income before income taxes. Thus, during the three month period ended March 31, 2019, this resulted in net income before income taxes of $56,480 compared to net income of $139,047 during the three month period ended March 31, 2018.

Provision for Income taxes. During the three month period ended March 31, 2019, we incurred ($8,410) in income taxes compared to ($36,848) during the three month period ended March 31, 2018.

Net Income. Thus, this resulted in net income of $48,069 during the three month period ended March 31, 2019 as compared to net income of $102,199 incurred during the three month period ended March 31, 2018.

Other Comprehensive Gain (Loss). During the three month period ended March 31, 2019, we recorded a foreign exchange adjustment of $45,423 as compared to ($15,548) during the three month period ended March 31, 2018.

Comprehensive Income. Thus, during the three month period ended March 31, 2019, our comprehensive income was $93,492 or $0.00 per share compared to comprehensive income of $86,651 or $0.00 for the three month period ended March 31, 2018. The weighted average number of shares outstanding was 54,296,541 for the three month periods ended March 31, 2019 and March 31, 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019

As of March 31, 2019, our current assets were $1,934,210 and our current liabilities were $578,126, which resulted in a working capital surplus of $1,356,084. As of March 31, 2019, current assets were comprised of: (i) $1,477,480 in cash; (ii) $308,431 in amounts receivable, net; (iii) $8,467 in inventory; (iv) $56,458 in sales tax recoverable; (v) $9,883 in security deposits; and (vi) $73,491 in prepaid expenses. As of March 31, 2019, current liabilities were comprised of: (i) $149,543 in accounts payable and accrued expenses; (ii) $14,943 in customer deposits; (iii) $40,949 in warranty provision; (iv) $372,691 in incomes taxes payable.

As of March 31, 2019, our total assets were $2,037,800 comprised of: (i) $1,934,210 in current assets; and (ii) $103,590 in fixed assets, net of depreciation. The decrease of total assets of $413,333. during the three month period ended March 31, 2019 from fiscal year ended December 31, 2018 was primarily due a decrease in amounts receivable, net of $191,411. and a decrease in inventory of $413,644 and an increase in prepaids of $24,735.

As of March 31, 2019, our total liabilities were $599,210 comprised of: (i) $578,126 in current liabilities; and (ii) $21,084 in deferred income taxes. The decrease in total liabilities of $506,825 during the three month period ended March 31, 2019 from December 31, 2018 was primarily due to a increase in accounts payable and accrued expenses of $51,781, a decrease in customer deposits of $572,333 and a increase in warranty provision of $13,727 and an increase of $27,046. in accounts payable.

Total stockholders’ equity increased from $1,345,099 as of December 31, 2018 to $1,438,590 as of March 31, 2019..

Cash Flows from Operating Activities

For the three month period ended March 31, 2019, net cash flows used by operating activities was $141,677 consisting primarily of net income of $48,069. Net cash flows provided by operating activities was adjusted by $9,480 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $191,410 in accounts receivable; (ii) an decrease of $413,644 in inventory; (iii) a decrease of $147 in prepaid expenses; (iv) a increase of $210 in security deposit; (v) a increase of $27,046 in accounts payable and accrued expense; (vi) a decrease of $572,333 in customer deposits; (vii) a increase of $13,727 in warranty payable; and (viii) an increase of $10,696 in taxes recoverable/payable.

For the three month period ended March 31, 2018, net cash flows used in operating activities was $335,360 consisting primarily of net income of $102,199. Net cash flows provided by operating activities was adjusted by $7,181 in depreciation. Net cash flow from operating activities was further changed by: (i) a decrease of $210,701 in accounts receivable; (ii) a increase of $448,310 in inventory; (iii) a decrease of $9,552 in prepaid expenses; (iv) an decrease of $279 in security deposit; (v) a decrease of $50,265 in accounts payable and accrued expense; (vi) a decrease of $169,136 in customer deposits; (vii) a decrease of $4,111 in warranty payable; and (viii) an increase of $6,550. in taxes recoverable/payable.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2019 and March 31, 2018, net cash flows used in investing activity was $16,582. The company purchased a Used Forklift Truck to use for loading and unloading steel and machinery.

Cash Flows from Financing Activities

For the three month period ended March 31, 2019, net cash flow used in financing activity was $-0- comprised of obligation under capital lease, net of repayments compared to net cash flow used in financing activity of $2,359 during the three month period ended March 31, 2018 comprised of obligation under capital lease, net of repayments.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We are in the process of being accepted as a global prototype supplier by Johnson Controls compared to our prior role as a supplier for North America. We had been involved in discussions with Johnson Controls regarding prototypes and parts production. Johnson Controls visited our facility during early 2012 to conduct an audit for global recommendation. Their goal was to understand the processes we use to run the business and the controls that we have in place so that we were assured to have utmost control over the quality of work. The audit was based on our employees and their qualifications, data management, processes, tooling and equipment and parts and material management. Johnson Controls conducted a tour of our facility, which was followed up with a final review on May 3, 2012. Subsequently we received a call from Johnson Controls stating that we had been accepted and recommended for their global work. Therefore, we have been accepted for global work and thus provided the basis for previously disclosed projections. We may achieve those revenue projections during fiscal year 2019, however, we may also not achieve that level of revenue.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of inventory, and the expansion of its business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

With a flexible labor force, workers are hired on a project by project basis, and strong inventory management, we are able to manage our cash flow to meet the ever changing needs of the business. We can expand and contract very quickly based on customer demand. Our major customers, Adient, Toyota Boshoku and Constellium, are consistently submitting new projects. We had $422,111 of project work in process at the end of December 31, 2018 with a total contract value of approximately $812,000. We have received committed future orders of $42,693, which is anticipated to be completed during the first half of 2019. Other revenue opportunities have historically materialized to supplement this revenue being service and retooling.

We have not paid any sums for public relations or investor relations.

MATERIAL COMMITMENTS

Other than the lease obligation and note referenced below, we have no other reportable material commitments for the three month period ended March 31, 2019.

Novus has entered into purchase agreements to acquire two pre-construction rental properties totaling $ 574,758. Deposits in the amount of $43,986 have been paid and included in prepaid expenses. Closings on these properties are scheduled between November of 2019 and March 2020

Lease

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

We lease the premises with monthly lease payments of approximately US$6,300 per month. Total minimum lease payments of US$25,200 are required to the lease expiration date on July 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, management identified significant deficiencies related to: (i) the absence of an Audit Committee as of March 31, 2019; and (ii) a lack of segregation of duties within accounting functions.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2019.

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

All of the foregoing exhibits, except for Exhibits 31.1 and 32.1 which are included with this Report, are incorporated by reference from previous reports field by the Company on Forms 8-K, 10-Q and 10-K.

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

NOVUS ROBOTICS INC.

Dated: May 17, 2019	By:	/s/ Berardino Paolucci
Berardino Paolucci,
President/Chief
Executive Officer

